Form 10-Q
period 2021-06-30
Longboard Pharmaceuticals, Inc.
filed 2021-08-09
CIK 1832168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 001-40192

Longboard Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-5009619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4275 Executive Square, Suite 950 La Jolla, CA	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (619) 592-9775

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	LBPH	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 5, 2021, the registrant had 17,215,350 shares of common stock, $0.0001 par value per share, outstanding, comprised of 13,585,950 shares of voting common stock, $0.0001 par value per share and 3,629,400 shares of non-voting common stock, $0.0001 par value per share.

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

•

Arena Pharmaceuticals, Inc. ("Arena") currently performs or supports certain of our operating activities pursuant to a services agreement, and if we are unable to replicate or replace these functions if this services agreement is terminated, our operations could be adversely affected.

•

We intend to rely on third parties to conduct, supervise and monitor our preclinical studies and clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

•

Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval. Our stock market price may be negatively affected if our principal stockholders and management sell some or all of their stock, including after a lock-up agreement restricting the sale of certain stock expires on September 7, 2021.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Longboard Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

	June 30,	December 31,
(in thousands, except share and per share data)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$90,861	$55,316
Short-term investments	27,980	—
Prepaid expenses and other current assets	1,848	46
Total current assets	120,689	55,362
Other long-term assets	33	—
Deferred financing costs	—	876
Total assets	$120,722	$56,238
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$915	$1,213
Accrued research and development expenses	1,584	916
Accrued other expenses	162	845
Accrued compensation and related expenses	612	161
Total current liabilities	3,273	3,135
Commitments and contingencies (see Note 9)
Convertible preferred stock:
Series A convertible preferred stock $0.0001 par value; authorized shares - none and 5,600,000 at June 30, 2021 and December 31, 2020, respectively; issued and outstanding shares - none and 5,600,000 at June 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference – none and $56,000 at June 30, 2021 and December 31, 2020, respectively	—	55,795
Stockholders' equity (deficit):	—
Preferred stock, $0.0001 par value; authorized shares - 10,000,000 and none at June 30, 2021 and December 31, 2020, respectively; issued and outstanding shares - none at June 30, 2021 and December 31, 2020	—	—
Voting common stock, $0.0001 par value; authorized shares - 300,000,000 and 10,500,000 at June 30, 2021 and December 31, 2020, respectively; issued and outstanding shares - 13,237,500 and 3,840,540 at June 30, 2021 and December 31, 2020, respectively, both excluding 348,450 shares subject to repurchase	1	—
Non-voting common stock, $0.0001 par value; authorized shares - 10,000,000 and none at June 30, 2021 and December 31, 2020, respectively; issued and outstanding shares - 3,629,400 and none at June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	144,561	11,708
Accumulated other comprehensive loss	(34)	—
Accumulated deficit	(27,079)	(14,400)
Total stockholders' equity (deficit)	117,449	(2,692)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$120,722	$56,238

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended	Period from January 3, 2020 (Inception) through
(in thousands, except share and per share data)	2021	2020	June 30, 2021	June 30, 2020
Operating expenses:
Research and development	$4,915	$800	$9,313	$859
General and administrative	2,072	767	3,377	882
Total operating expenses	6,987	1,567	12,690	1,741
Loss from operations	(6,987)	(1,567)	(12,690)	(1,741)
Interest income, net	13	—	17	—
Other expense	(6)	—	(6)	—
Net loss	$(6,980)	$(1,567)	$(12,679)	$(1,741)

Net loss per share, basic and diluted	$(0.41)	$(0.41)	$(1.07)	$(0.46)

Weighted-average shares outstanding, basic and diluted	16,827,556	3,840,540	11,846,653	3,776,531

Comprehensive loss:
Net loss	$(6,980)	$(1,567)	$(12,679)	$(1,741)
Unrealized loss on short-term investments, net	(34)	—	(34)	—
Comprehensive loss	$(7,014)	$(1,567)	$(12,713)	$(1,741)

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)	Six Months Ended June 30, 2021	Period from January 3, 2020 (Inception) through June 30, 2020
Cash flows from operating activities:
Net loss	$(12,679)	$(1,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	845	650
Accretion of premiums (discounts) on investments, net	(2)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,835)	(1)
Accounts payable	(298)	—
Accrued research and development expenses	668	57
Accrued other expenses	(46)	32
Accrued compensation and related expenses	451	61
Net cash used in operating activities	(12,896)	(942)
Cash flows from investing activities:
Purchases of short-term investments	(28,012)	—
Net cash used in investing activities	(28,012)	—
Cash flows from financing activities:
Capital contributions from Arena Pharmaceuticals, Inc.	—	1,276
Series A convertible preferred stock issuance costs	(1)	—
Proceeds from initial public offering	84,774	—
Initial public offering costs	(8,320)	—
Net cash provided by financing activities	76,453	1,276
Net increase in cash and cash equivalents	35,545	334
Cash and cash equivalents at the beginning of the period	55,316	—
Cash and cash equivalents at the end of the period	$90,861	$334

Supplemental disclosure of cash flow information:
Initial public offering costs in accrued other expenses	$1	$—

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

Initial Public Offering

On March 16, 2021, the Company completed the initial public offering (“IPO”) of its common stock. In connection with the IPO, the Company issued and sold 5,298,360 shares of voting common stock, which included 298,360 voting shares of its voting common stock issued pursuant to the option granted to the underwriters to purchase additional shares in April 2021, at a public offering price of $16.00 per share. The Company raised $76.2 million in net proceeds from the IPO after deducting underwriters’ discounts and commissions of $5.9 million and issuance costs of $2.6 million. Unless otherwise noted, all references in the financial statements and related footnotes to the Company's "common stock" refers to the Company's voting common stock.

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

In addition, the accompanying condensed financial statements include the financial results from inception (January 3, 2020) through June 30, 2021. The Company’s fiscal year-end is December 31. The Company concluded under the guidance in Accounting Standards Codification 805, Business Combinations that the Company was not required to present historical carve-out financial results for activity occurring at Arena prior to the Company’s formation as the assets licensed to the Company by Arena did not constitute a business. The financial statements include allocations for certain Arena corporate expenses, including costs of information technology, human resources, accounting, legal, facilities, insurance, treasury and other corporate and infrastructure services. These allocations were made on the basis of the actual hours incurred in providing services to the Company by employees of Arena multiplied by a fully burdened average cost per employee. Management believes such allocation of corporate expenses from Arena is reasonable. Effective October 27, 2020, the Company entered into a formal services agreement with Arena for these services (see Note 7). The financial statements may not include all of the expenses that would have been incurred had the Company been a stand-alone company during the period presented and may not reflect the Company’s results of operations, financial position and cash flows had the Company been a stand-alone company during the period presented. The Company also received capital contributions of $3.2 million from Arena to fund start-up activities throughout the period ended December 31, 2020. The capital contributions from Arena have been presented in additional paid-in capital on the balance sheet.

Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all of its resources to research and development ("R&D") activities, organizing and staffing, business planning, raising capital, in-licensing intellectual property rights and establishing its intellectual property portfolio, and providing general and administrative ("G&A") support for these operations and has funded its operations primarily with the net proceeds from the issuance of Series A Preferred Stock and common stock. The Company has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $27.1 million and $14.4 million as of June 30, 2021 and December 31, 2020, respectively.

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

As of June 30, 2021, the Company had available cash, cash equivalents and investments of $118.8 million and working capital of $117.4 million to fund future operations. Management believes that its capital resources as of June 30, 2021 will be sufficient to fund the Company’s operations for at least 12 months after the date these unaudited condensed financial statements are issued.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The Company’s financial statements are prepared in accordance with GAAP. The preparation of the Company’s financial statements requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Such estimates include the accrual of R&D expenses and stock-based compensation. Management evaluates its estimates on an ongoing basis. Although estimates are based on the Company’s historical experience, knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to significant concentration of credit risk consist of cash, cash equivalents and short-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits and invests in short-term investments with the primary objectives of seeking to preserve principal, achieve liquidity requirements and safeguard funds. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held and the nature, including the credit-ratings, of its short-term investments.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on short-term investments.

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

Short-Term Investments

Short-term investments primarily consist of commercial paper, corporate debt securities, and government and agency bonds. The Company has classified these investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investments with maturity dates beyond three months at the date of purchase as current assets in the accompanying unaudited condensed balance sheets. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. Investments are reported at their estimated fair value. Unrealized gains and losses are included in accumulated other comprehensive loss as a component of stockholders' equity until realized. Realized gains and losses are determined using the specific identification method and are included in other income (expense).

R&D Expenses

R&D expenses are expensed in the periods in which they are incurred. External expenses consist primarily of payments to contract research organizations, outside consultants and Arena in connection with the Company’s discovery, preclinical and clinical activities, process development, manufacturing activities, regulatory and other services. Certain R&D external expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers or the estimate of the level of service that has been performed at each reporting date. R&D expenses amounted to $4.9 million and $9.3 million, respectively, for the three and six months ended June 30, 2021 and $0.8 million and $0.9 million, respectively, for the three months ended June 30, 2020 and the period from January 3, 2020 (inception) through June 30, 2020.

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

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended	Period from January 3, 2020 (Inception) through
	2021	2020	June 30, 2021	June 30, 2020
Options to purchase common stock	1,285,656	—	1,285,656	—
Restricted stock awards, issued but unvested	348,450	—	348,450	—
Total	1,634,106	—	1,634,106	—

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which supersedes FASB Accounting Standards Codification Topic 840, Leases (Topic 840), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method for finance leases or on a straight-line basis over the term of the lease for operating leases. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. For companies that are not emerging growth companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. For emerging growth companies, the ASU was to be effective for fiscal years beginning after December 15, 2019. However, in June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for certain Entities, which deferred the effective date of ASU 2016-02 for certain entities. As a result, the ASU is now effective for emerging growth companies for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company entered into an office space lease and office machine lease effective July 1, 2021 and plans to account for these leases under the new standard starting in the third quarter of 2021. The Company anticipates that the value of the right-of-use assets and corresponding lease liabilities for these leases will be approximately $0.7 million.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, to improve financial reporting by requiring timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance will become effective for the Company beginning January 1, 2023, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes—Simplifying the Accounting for Income Taxes (ASU 2019-12). Among other items, the amendments in ASU 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods. An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates. Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective. This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate. Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis. However, current guidance provides an exception that when a loss in an interim period exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year. ASU 2019-12 removes this exception and provides that, in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those annual periods. Early adoption is permitted. The Company adopted this new standard in the first quarter of 2021 and it did not have a material impact on its financial statements and related disclosures.

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

The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of June 30, 2021. As of December 31, 2020, the Company did not have financial assets or liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2021
Assets:
Commercial paper	$8,384	$—	$8,384	$—
Corporate debt securities	10,369	—	10,369	—
Government and agency securities	9,227	6,392	2,835	—
Total assets measured at fair value	$27,980	$6,392	$21,588	$—

Note 4. Short-Term Investments

The following table summarizes short-term investments (in thousands):

	As of June 30, 2021
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$8,384	$—	$—	$8,384
Corporate debt securities	10,393	—	(24)	10,369
Government and agency securities	9,237	—	(10)	9,227
Total short-term investments	$28,014	$—	$(34)	$27,980

The following table summarizes the maturities of the Company's short-term investments at June 30, 2021:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,384	$8,384
Due after one year through three years	19,630	19,596
Total short-term investments	$28,014	$27,980

Note 5. Accrued Other Expenses

Accrued other expenses consisted of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
	(unaudited)
Accrued computer and office related expenses	$70	$—
Accrued consulting fees	65	115
Accrued financing costs	1	639
Accrued other	26	91
Total	$162	$845

Note 6. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Amended and Restated Certificate of Incorporation

In March 2021, the Company amended and restated the Company’s certificate of incorporation to, among other things, increase the authorized shares of voting common stock, non-voting common stock and preferred stock to 300,000,000 shares, 10,000,000 shares and 10,000,000 shares, respectively.

Voting Common Stock and Non-Voting Common Stock

As of June 30, 2021, the Company had 13,237,500 shares of voting common stock outstanding, excluding 348,450 shares subject to repurchase, and 3,629,400 shares of non-voting common stock outstanding. As of December 31, 2020, the Company had 3,840,540 shares of voting common stock outstanding, excluding 348,450 shares subject to repurchase. 3,840,540 shares were purchased by Arena for aggregate consideration of $0.10 in January 2020.

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

Reconciliation of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

The following tables document the changes in convertible preferred stock and stockholders' equity (deficit) for the three and six months ended June 30, 2021, the three months ended June 30, 2020 and the period from January 3, 2020 (inception) through June 30, 2020 (unaudited):

	Convertible Preferred Stock		Preferred Stock		Voting Common Stock		Non-Voting Common Stock
(in thousands, except shares)	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2020	5,600,000	$55,795	—	$—	3,840,540	$—	—	$—	$11,708	$—	$(14,400)	$(2,692)
Conversion of convertible preferred stock to common stock in connection with initial public offering	(5,600,000)	(55,795)	—	—	4,098,600	—	3,629,400	—	55,795	—	—	55,795
Issuance of common stock in initial public offering, net	—	—	—	—	5,000,000	1	—	—	71,848	—	—	71,849
Stock-based compensation	—	—	—	—	—	—	—	—	333	—	—	333
Net loss	—	—	—	—	—	—	—	—	—	—	(5,699)	(5,699)
Balance at March 31, 2021	—	—	—	—	12,939,140	1	3,629,400	—	139,684	—	(20,099)	119,586
Issuance of common stock in initial public offering, net	—	—	—	—	298,360	—	—	—	4,365	—	—	4,365
Stock-based compensation	—	—	—	—	—	—	—	—	512	—	—	512
Unrealized loss on short-term investments, net	—	—	—	—	—	—	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	—	—	—	—		—	(6,980)	(6,980)
Balance at June 30, 2021	—	$—	—	$—	13,237,500	$1	3,629,400	$—	$144,561	$(34)	$(27,079)	$117,449

	Convertible Preferred Stock		Preferred Stock		Voting Common Stock		Non-Voting Common Stock
(in thousands, except shares)	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at January 3, 2020 (Inception)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—
Purchase of common stock by Arena Pharmaceuticals, Inc.	—	—	—	—	3,840,540	—	—	—	—	—	—	—
Arena Pharmaceuticals, Inc. capital contributions	—	—	—	—	—	—	—	—	39	—	—	39
Stock-based compensation	—	—	—	—	—	—	—	—	95	—	—	95
Net loss	—	—	—	—	—	—	—	—	—	—	(174)	(174)
Balance at March 31, 2020	—	—	—	—	3,840,540	—	—	—	134	—	(174)	(40)
Arena Pharmaceuticals, Inc. capital contributions	—	—	—	—	—	—	—	—	1,237	—		1,237
Stock-based compensation	—	—	—	—	—	—	—	—	555	—		555
Net loss	—	—	—	—	—	—	—	—		—	(1,567)	(1,567)
Balance at June 30, 2020	—	$—	—	$—	3,840,540	$—	—	$—	$1,926	$—	$(1,741)	$185

Note 7. Agreements with Arena Pharmaceuticals, Inc.

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

Services Agreement

In connection with the License Agreement, the Company also entered into a Services Agreement with Arena under which Arena agreed to perform certain research and development services, general administrative services, management services and other mutually agreed services for the Company and receive service fees therefor on an hourly rate based on an annual full time equivalent rate agreed upon by the parties. Arena will invoice the Company for services provided on a monthly basis, in arrears. The Services Agreement shall continue until December 31, 2021, and shall automatically renew for successive one-year terms unless terminated by either party. Payments for services provided under the Services Agreement are recorded to research and development or general and administrative, on the statement of operations, as appropriate.

The following table summarizes the services expensed under the Services Agreement (in thousands):

	Three Months Ended June 30,		Six Months Ended	Period from January 3, 2020 (Inception) through
	2021	2020	June 30, 2021	June 30, 2020
Research and development	$218	$222	$464	$238
General and administrative	24	511	94	590
Total	$242	$733	$558	$828

There were $129,000 and $241,000 of related party amounts related to the Services Agreement in accounts payable as of June 30, 2021 and December 31, 2020, respectively.

Royalty Purchase Agreement

In October 2020, the Company entered into a Royalty Purchase Agreement with 356 Royalty Inc., a wholly owned subsidiary of Arena ("356 Royalty"), and Arena, pursuant to which we purchased the right to receive all milestone payments, royalties, interest and other payments relating to net sales of lorcaserin, owed or otherwise payable to 356 Royalty by Eisai Inc. and Eisai Co., Ltd. pursuant to the Transaction Agreement, by and among 356 Royalty, Eisai Inc. and Eisai Co., Ltd. The Company made a one-time payment to Arena of $0.1 million. The Company expensed this amount to research and development expense on the statement of operations and comprehensive loss as lorcaserin is subject to regulatory approval and there are risks and uncertainties as to whether royalties will ultimately be paid and collected.

Note 8. Stock-Based Compensation

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

The Company's board of directors adopted the 2021 Plan in February 2021 and the Company's stockholders approved the 2021 Plan in March 2021. The 2021 Plan became effective on March 11, 2021. The 2021 Plan is the successor and continuation of the 2020 Plan. No additional awards may be granted under the 2020 Plan and all outstanding awards under the 2020 Plan remain subject to the terms of the 2020 Plan. The 2021 Plan authorizes and provides for the issuance of up to 2,834,232 shares of common stock, which amount will be increased to the extent that awards granted under the 2021 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2021 Plan). Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2020 and 2021 Plans (or collectively, the “Equity Plans”) is ten years and, in general, the options issued under the Equity Plans vest over a one to four year period from the vesting commencement date. There are 1,548,576 shares available for grant under the 2021 Plan as of June 30, 2021.

Stock Award Grants under the Equity Plans

A summary of the Company’s Equity Plans stock option activity is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Balance at December 31, 2020	873,264	$3.42	9.9
Options granted	412,392	11.83	9.7
Options exercised	—	—	—
Options cancelled	—	—	—
Balance at June 30, 2021	1,285,656	$6.12	9.5

Options exercisable at June 30, 2021	370,797	$3.47	9.3

Options exercisable at June 30, 2021 included 22,347 vested stock options and 348,450 stock options that are subject to an early exercise provision. The intrinsic value of options outstanding and exercisable as of June 30, 2021 and December 31, 2020 were $5.1 million and $2.2 million, respectively.

The following table presents the weighted-average assumptions used for the stock option grants for the six months ended June 30, 2021 and for the period from January 3, 2020 (inception) through June 30, 2020, along with the related grant date fair value:

	Six Months Ended June 30, 2021	Period from January 3, 2020 (Inception) through June 30, 2020
Stock price	$11.83	—
Risk-free interest rate	0.86%	—
Dividend yield	0.00%	—
Expected volatility	73.98%	—
Expected life (years)	6.0	—
Estimated grant date fair value per share of award granted	$7.63	—

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

Restricted Stock Awards

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

Under the Arena 2017 LTIP, 70,000 stock options were granted to the Company’s Chief Executive Officer. Stock options under the Arena 2017 LTIP vest over four years with 25% of the shares subject to each option vesting on the first anniversary of the grant date and the remainder vesting monthly over the following three years in equal installments and have contractual terms of seven years. All option grants provide for an option exercise price equal to the closing market value share of Arena’s common stock on the date of grant.

As of October 27, 2020, in connection with the Series A Preferred Stock financing, the employees of the Company are no longer eligible to participate in the Arena 2017 LTIP.

The following table presents the assumptions used for the stock option grants under the Arena 2017 LTIP for the period from January 3, 2020 (inception) through June 30, 2020, along with the related grant date fair value:

Period from January 3, 2020 (Inception) through June 30, 2020
Stock price	$44.60
Risk-free interest rate	0.89%
Dividend yield	0.00%
Expected volatility	57.80%
Expected life (years)	4.5
Estimated grant date fair value per share of award granted	$21.02

In connection with the Series A Preferred Stock financing and the formal commencement of the Chief Executive Officer’s (Mr. Lind’s) employment with the Company, Mr. Lind entered into a Separation Agreement with Arena ("Separation Agreement"). Pursuant to the Separation Agreement, Mr. Lind voluntarily resigned his employment with Arena, effective October 27, 2020. Such resignation did not affect Mr. Lind’s status as the President and Chief Executive Officer of the Company. The Separation Agreement provided for the acceleration of 18 months of option vesting and the extension of the exercise period for equity awards outstanding at Arena as of the separation date.

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended	Period from January 3, 2020 (Inception) through
(in thousands)	2021	2020	June 30, 2021	June 30, 2020
Research and development	$147	$99	$217	$115
General and administrative	365	456	628	535
Total	$512	$555	$845	$650

As of June 30, 2021, unrecognized stock-based compensation expense was $5.2 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.1 years.

Employee Stock Purchase Plan

The Company's board of directors adopted the 2021 Employee Stock Purchase Plan (“ESPP”) in February 2021, the Company's stockholders approved the ESPP in March 2021 and it became effective on March 11, 2021. The ESPP initially authorizes the issuance of 353,339 shares of common stock under purchase rights granted to our employees. The ESPP permits eligible employees, who elect to participate in an offering under the ESPP, to contribute up to 15% of their eligible earnings (as defined in the ESPP) towards the purchase of shares of common stock. Unless otherwise determined by the Company's board of directors, the price at which stock is purchased under the ESPP is equal will be 85% of the fair market value of the Company’s common stock on the commencement date of each offering period or the relevant purchase date, whichever is lower. There are certain service requirements for an employee to be eligible to participate in the ESPP, and no employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of common stock (as determined in accordance with the ESPP). Offering durations under the ESPP may not be longer than 27 months, and the Company may specify shorter purchase periods within each offering. The ESPP is considered a compensatory plan as defined by the authoritative guidance for stock-based compensation. As of June 30, 2021, the ESPP had not yet been implemented.

Note 9. Commitments and Contingencies

Leases

In June 2021, the Company entered into a lease agreement for office space located at 4275 Executive Square, Suite 950, La Jolla, California 92037 where it occupies 8,681 square feet. The lease became effective as of July 1, 2021 and continues through June 30, 2023. Rent payments are approximately $29,000 per month for the first year and increase by 4.5% in the second year. A security deposit of $33,000 was paid in June 2021 and is classified as a long-term asset on the unaudited condensed balance sheet.

Previously, the Company leased certain office space in San Diego, California under a month to month lease. Rent payments were approximately $1,000 per month. Rent expense totaled approximately $6,000 and $3,000 for the six months ended June 30, 2021 and for the period from January 3, 2020 (inception) through June 30, 2020, respectively.

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company will accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2021 and December 31, 2020, the Company is not a party to any litigation.

Note 10. Employment Benefits

The Company’s employees who had been Arena employees were eligible to participate in Arena’s employee 401(k) salary deferral plan, which covers all Arena employees, through October 26, 2020. After that date, the Company’s employees were no longer eligible to participate in Arena’s employee 401(k) salary deferral plan. Employees made contributions by withholding a percentage of their salary up to the IRC annual limit. The Company made matching contributions of $11,000 and $13,000 for the three and six months ended June 30, 2020.

Effective in June 2021, the Company established a 401(k) salary deferral plan for its employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company provides a safe harbor contribution of up to 4% of the employee's compensation, not to exceed eligible limits, and subject to employee participation. For both the three and six months ended June 30, 2021, we incurred approximately $8,000 in expenses related to the safe harbor contribution.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel, transformative medicines for neurological diseases. We were formed in January 2020 by Arena Pharmaceuticals, Inc. ("Arena") to advance a portfolio of centrally acting product candidates designed to be highly selective for specific G protein-coupled receptors ("GPCRs"). Our small molecule product candidates were discovered out of the same platform at Arena that represents a culmination of more than 20 years of GPCR research. Our pipeline includes:

•

LP352, an oral, centrally acting, 5-hydroxytryptamine 2c receptor subtype (“5-HT2c”) superagonist, that is currently in a multiple-ascending dose (“MAD”) portion of a Phase 1 clinical trial with topline data expected in 2021. We plan to initiate a Phase 1b/2a clinical trial for the treatment of developmental and epileptic encephalopathies (“DEEs”), including Dravet syndrome and Lennox-Gastaut syndrome, among others, in the first quarter of 2022;

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

We were incorporated in January 2020. Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, research and development activities, business planning, raising capital, in-licensing intellectual property rights and establishing our intellectual property portfolio, and providing general and administrative support for these operations. We have principally financed our operations to date through the private placement of convertible preferred stock and the completion of our initial public offering of our common stock in March 2021 (the "IPO"). To date, we have raised gross proceeds of approximately $56.0 million from the issuance of our convertible preferred stock and $84.8 million from our IPO. As of June 30, 2021, we had cash, cash equivalents and short-term investments of $118.8 million.

We have incurred net losses since our inception. Our net losses were $12.7 million and $1.7 million for the six months ended June 30, 2021 and the period from January 3, 2020 (inception) through June 30, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $27.1 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect that our expenses and operating losses will increase substantially as product candidates advance through preclinical studies and clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, if we obtain marketing approval for any of our product candidates, and incur additional costs associated with operating as a public company. We expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We base our estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

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

The global COVID-19 pandemic continues to rapidly evolve. As a result of the COVID-19 pandemic, we have faced and may continue to face delays in meeting our anticipated timelines for our ongoing and planned clinical trials. Specifically, the initiation of the MAD portion of the Phase 1 clinical trial of LP352 was delayed, in part, as a result of the impact of the COVID-19 pandemic on the clinical site in the United Kingdom that conducted the single-ascending dose ("SAD") portion of the Phase 1 clinical trial for LP352, and subsequently we modified the protocol and relocated the MAD portion of such trial to a new clinical site in the United States. The extent of the impact of COVID-19 on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our development activities, planned clinical trial enrollment, future trial sites, contract research organizations ("CROs"), third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and work locations. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

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

Direct costs include:

•	external research and development expenses incurred under agreements with CROs, investigative sites, consultants and Arena to conduct our preclinical studies and clinical trials; and

•	costs related to manufacturing our product candidates for preclinical studies and clinical trials, including fees paid to third-party manufacturers.

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

As described above, Arena charges us for certain expenses associated with these research and development functions under the Services Agreement. We have assumed responsibility for some of the research and development functions and expect to assume additional responsibility from Arena for these functions as we continue to grow our business and build our internal capabilities. We expect that our research and development expenses will increase substantially for the foreseeable future as we continue the development of our product candidates, particularly as product candidates in later stages of development generally have higher development costs than those in earlier stages of development. We cannot determine with certainty the timing of initiation, the duration or the completion costs of future clinical trials and preclinical studies of our product candidates due to the inherently unpredictable nature of clinical and preclinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations.

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

Financial Operations Overview

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2021, the three months ended June 30, 2020 and the period from January 3, 2020 (inception) through June 30, 2020:

	Three Months Ended June 30,		Six Months Ended	Period from January 3, 2020 (Inception) through
(in thousands)	2021	2020	June 30, 2021	June 30, 2020
Operating expenses:
Research and development	$4,915	$800	$9,313	$859
General and administrative	2,072	767	3,377	882
Total operating expenses	6,987	1,567	12,690	1,741
Loss from operations	(6,987)	(1,567)	(12,690)	(1,741)
Interest income, net	13	—	17	—
Other expense	(6)	—	(6)	—
Net loss	$(6,980)	$(1,567)	$(12,679)	$(1,741)

Research and Development Expenses

The following table summarizes our research and development expenses for the three and six months ended June 30, 2021, the three months ended June 30, 2020 and the period from January 3, 2020 (inception) through June 30, 2020:

	Three Months Ended June 30,		Six Months Ended	Period from January 3, 2020 (Inception) through
(in thousands)	2021	2020	June 30, 2021	June 30, 2020
Direct costs:
LP352	$2,975	$—	$4,483	$—
Preclinical programs	759	498	2,869	527
Indirect costs:
Personnel-related	976	302	1,622	332
All other	205	—	339	—
Total research and development expenses	$4,915	$800	$9,313	$859

Research and development expenses were $4.9 million for the three months ended June 30, 2021. These expenses include $3.0 million in preclinical and clinical trial expenses related to LP352, $0.8 million in preclinical expenses related to advancing LP143 and LP659 and $1.0 million in personnel-related expenses. Research and development expenses for the three months ended June 30, 2020 were $0.8 million, including $0.5 million related to preclinical expenses for LP143 and LP659 and $0.3 million in personnel-related expenses.

Research and development expenses were $9.3 million for the six months ended June 30, 2021. These expenses include $4.5 million in preclinical and clinical trial expenses related to LP352, $2.9 million in preclinical expenses related to advancing LP143 and LP659 and $1.6 million in personnel-related expenses. Research and development expenses for the period from January 3, 2020 (inception) through June 30, 2020 were $0.9 million, including $0.5 million related to preclinical expenses for LP143 and LP659 and $0.3 million in personnel-related expenses.

General and Administrative Expenses

General and administrative expenses were $2.1 million for the three months ended June 30, 2021. These expenses include $0.9 million of personnel-related costs, $0.6 million of professional services and consulting expenses and $0.5 million of insurance expense. General and administrative expenses for the three months ended June 30, 2020 were $0.8 million, with $0.6 million related to personnel costs and $0.1 million in professional services and consulting expenses.

General and administrative expenses were $3.4 million for the six months ended June 30, 2021. These expenses include $1.7 million of personnel-related costs, $1.0 million of professional services and consulting expenses and $0.6 million of insurance expense. General and administrative expenses for the period from January 3, 2020 (inception) through June 30, 2020 were $0.9 million, with $0.7 million related to personnel costs and $0.1 million in professional services and consulting expenses.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2021, we had cash, cash equivalents and short-term investments of $118.8 million.

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

Funding Requirements

We expect that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based our estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended June 30, 2021 and the period from January 3, 2020 (inception) through June 30, 2020:

(in thousands)	Six Months Ended June 30, 2021	Period from January 3, 2020 (Inception) through June 30, 2020
Cash used in operating activities	$(12,896)	(942)
Cash used in investing activities	(28,012)	—
Cash provided by financing activities	76,453	1,276
Net increase in cash and cash equivalents	$35,545	$334

Operating Activities

Net cash used in operating activities was $12.9 million and $0.9 million for the six months ended June 30, 2021 and the period from January 3, 2020 (inception) through June 30, 2020, respectively. Net cash used in operating activities during the six months ended June 30, 2021 was primarily due to our net loss of $12.7 million, adjusted for $0.8 million of stock-based compensation expense and $1.1 million from changes in operating assets and liabilities. Net cash used in operating activities during the period from January 3, 2020 (inception) through June 30, 2020 was primarily due to our net loss of $1.7 million, adjusted for $0.7 million of stock-based compensation expense and $0.1 million from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $28.0 million and none for the six months ended June 30, 2021 and the period from January 3, 2020 (inception) through June 30, 2020, respectively. Net cash used in investing activities during the six months ended June 30, 2021 was primarily due to $28.0 million of short-term investment purchases.

Financing Activities

Net cash provided by financing activities was $76.5 million and $1.3 million for the six months ended June 30, 2021 and the period from January 3, 2020 (inception) through June 30, 2020, respectively. Net cash provided by financing activities during the six months ended June 30, 2021 was comprised of net proceeds of $76.5 million from our IPO, which excludes $0.2 million of IPO expenses that were paid in 2020. Net cash provided by financing activities during the period from January 3, 2020 (inception) through June 30, 2020 was comprised of capital contributions from Arena.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to SEC rules and regulations, we are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021, the end of the period covered by this Quarterly Report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in shares of our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our unaudited condensed financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares in our common stock. The occurrence of any of the risks described below could harm our business, financial condition, results of operations, growth prospects and/or stock price or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that are new risk factors or ones containing substantive changes from the similarly titled risk factors included in our Registration Statement on Form S-1, as amended (File No. 333-253329), as filed with the Securities and Exchange Commission ("SEC"), pursuant to Rule 424(b) under the Securities Act of 1933, as amended ("Securities Act"), on March 12, 2021 (the "Prospectus").

Risks Related to Our Limited Operating History, Financial Position and Need For Additional Capital

We have a very limited operating history, and we have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.*

We were incorporated in January 2020 and we have a very limited operating history upon which you can evaluate our business and prospects. Our operations to date have been primarily focused on organizing and staffing our company, research and development activities, business planning, raising capital, in-licensing intellectual property rights and establishing our intellectual property portfolio, and providing general and administrative support for these operations. LP352, our most advanced product candidate, is in early clinical development, while our other product candidates, LP143 and LP659, are in the preclinical stage. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry, including an ability to obtain regulatory approval of a product candidate, manufacture any product candidate at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In addition, because we recently (in October 2020) in-licensed the rights to each of our product candidates from Arena, we have not yet completed a clinical trial as a company. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses since our inception in January 2020. For the six months ended June 30, 2021, we reported a net loss of $12.7 million. As of June 30, 2021, we had an accumulated deficit of $27.1 million.

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

•

hire additional personnel and build our internal resources, including those related to audit, patent, other legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor and public relations costs;

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

As of June 30, 2021, our cash, cash equivalents and short-term investments were $118.8 million. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

Additional funding may not be available on acceptable terms, or at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including those related to liquidity and credit availability, consumer confidence, economic growth, unemployment rates, and economic stability. If the equity and credit markets deteriorate or are otherwise not favorable, it may make any necessary debt or equity financing more difficult, more costly or more dilutive. If we do not raise additional capital in sufficient amounts, we may be prevented from pursuing development and commercialization efforts, which will harm our business, operating results and prospects.

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

Negative U.S. and global economic conditions may create financial risks for us.*

From time to time we may maintain a portfolio of investments in marketable debt securities, which are recorded at fair value. Although we have established investment guidelines relative to diversification and maturity with the objectives of maintaining safety of principal and liquidity, we rely on credit rating agencies to help evaluate the riskiness of investments, and such agencies may not accurately predict such risk. In addition, such agencies may reduce the credit quality of our individual holdings, which could adversely affect their value. Lower credit quality and other market events, such as changes in interest rates and deterioration in credit markets, may have an adverse effect on the fair value of our investment holdings and cash position.

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

We are in the early stages of our development efforts and have only one product candidate, LP352, in early clinical development. We are investigating LP352 in a Phase 1 clinical trial for which the SAD portion has been completed. We initiated the MAD portion of this clinical trial in February 2021 and while we expect to report topline data for the MAD portion of the clinical trial in 2021, it is possible that the MAD portion of the clinical trial will take longer than anticipated to complete due to unexpected delays. Our other product candidates, including LP143 and LP659, are in the preclinical stage. We will need to progress LP143, LP659 and any other early product candidates through IND-enabling studies and submit INDs to the FDA prior to initiating their clinical development. Moreover, none of our product candidates have advanced into a pivotal study. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

DEEs are commonly treated with multiple combinations of antiepileptic drugs ("AEDs") though physician preference for administered therapies differs across different epilepsy types. Pharmaceutical companies, such as Eisai, Lundbeck, Pfizer, and UCB have approved AEDs for the treatment of epilepsies. There are also non-pharmaceutical therapies for epilepsy patients, such as a ketogenic diet, vagus nerve stimulation, and surgery for some patients. Multiple companies have obtained FDA approval for treatments for the relief of symptoms associated with DEEs. For example, fenfluramine was approved for the treatment of seizures associated with Dravet syndrome in June 2020, and became available through a REMS program in July 2020, and cannabidiol was approved by the FDA for the treatment of seizures associated with Dravet syndrome and Lennox-Gastaut syndrome in 2018, and for tuberous sclerosis complex ("TSC") in 2020. Lorcaserin also is in a Phase 3 clinical trial for the treatment of seizures associated with Dravet syndrome. In addition, other companies are developing therapeutics for the treatment of epilepsies, including alternative approaches such as gene therapy.

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

Risks Related to Regulatory Compliance

Our relationships with customers, physicians, and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, other healthcare laws and regulations and data privacy and security laws and regulations, contractual obligations and self-regulatory schemes. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

Healthcare providers, including physicians, and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, as well as our proposed sales, marketing and educational programs. In addition, we may be subject to data privacy and security laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:

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

•

state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and/or information regarding drug pricing, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers, state laws and regulations that require drug manufacturers to file reports relating to drug pricing and marketing information, and state and local laws that require the registration of pharmaceutical sales representatives; and

•

state and foreign laws that govern the privacy and security of personal information, including health-related information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. By way of example, California enacted the California Consumer Privacy Act ("CCPA"), effective January 1, 2020, which gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Moreover, a new privacy law, the California Privacy Rights Act ("CPRA") was approved in November 2020 by California voters. The CCPA and CPRA may increase our compliance costs and potential liability. Further, the EU General Data Protection Regulation ("GDPR") imposes obligations and restrictions on the collection and use of personal data relating to individuals in the European Economic Area ("EEA") (including health data). The GDPR increases obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data and requiring changes to informed consent practices and more detailed notices for clinical trial participants and investigators.

In Europe, the General Data Protection Regulation (EU) 2016/679 ("GDPR”), as well as EU and EEA Member State implementing legislations, apply to the collection and processing of personal data, including health-related information. Importantly, the GDPR materially expands the definition of what is expressly provided to constitute “personal data” including by clarifying that the GDPR applies to pseudonymized (i.e. key-coded) data, which is often processed by sponsors in the context of clinical trials EU and EEA Member States are also able to legislate separately on health and genetic data, and we must comply with these local laws where we operate. Also, notwithstanding the UK’s withdrawal from the EU, the data protection obligations of the GDPR continue to apply to UK-related processing of personal data in substantially unvaried form under the so-called “UK GDPR” (i.e. the GDPR as it continues to form part of law in the UK by virtue of section 3 of the European Union (Withdrawal) Act 2018). The GDPR has “extra-territorial” reach in that it applies (inter-alia) to any processing of personal data that concerns the offering of goods or services to individuals in the EEA or UK (as applicable) and/or the monitoring of their behavior, regardless of the existence of an establishment in the EEA or UK (as applicable). As such, the GDPR applies to any clinical trials and other operations taking in place in the EEA and UK. The GDPR provides for robust regulatory enforcement and fines of up to 20 million euros (and/or in respect of the UK GDPR, 17.5 million pounds sterling) or up to 4% of annual global revenue (whichever is higher). While the GDPR affords some flexibility in determining how to comply with the various requirements, significant effort and expense has been, and will continue to be, invested to ensure continuing compliance. In Switzerland, the Federal Act on Data Protection ("DPA"), also applies to the collection and processing of personal data, including health-related information, by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland. The DPA has been revised and adopted by Parliament, and the revised version and its revised ordinances are expected to enter into force in 2022. This revised law may result in an increase of costs of compliance, risks of noncompliance and penalties for noncompliance.

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

In addition, the GDPR prohibits the transfer of personal data from the EEA and the UK to the United States, and other countries in respect of which the European Commission or other relevant regulatory body has not issued a so-called “adequacy decision” (known as “third countries”).. Switzerland has adopted similar restrictions under the DPA. Although there are legal mechanisms to allow for the transfer of personal data from the EEA, UK and Switzerland to the United States, legal challenges in Europe to these mechanisms have resulted in further limitations on the ability to transfer personal data across borders. In particular, certain governments have been unable to reach agreement on or maintain existing mechanisms designed to support cross-border data transfers, such as the EU-US and Swiss-US Privacy Shield Frameworks (the “Privacy Shield”). Specifically, on July 16, 2020, the Court of Justice of the European Union invalidated Decision 2016/1250 on the adequacy of the protection provided by the EU-US Privacy Shield Framework. To the extent that we were able to rely on the Privacy Shield, we will not be able to do so in the future, which could increase our costs and limit our ability to process personal data from the EEA, UK and/or Switzerland. The same decision also cast doubt on the ability to use one of the primary alternatives to the Privacy Shield, namely, the European Commission’s “Standard Contractual Clauses”, to lawfully transfer personal data from the EEA, UK and/or Switzerland to the United States other third countries. On June 4, 2021, the European Commission published new versions of the Standard Contractual Clauses. These must be used for all new transfers of personal data from the EEA to third countries (including the US) starting September 27, 2021, and all existing transfers of personal data from the EEA to third countries relying on the existing versions of the Standard Contractual Clauses must be replaced by December 27, 2022. The implementation of the new Standard Contractual Clauses will necessitate significant contractual overhaul of our data transfer arrangements with our CROs, sub-processors and other vendors. At present, there are few if any viable alternatives to the Privacy Shield and the Standard Contractual Clauses. As such, transfers of personal data from the EEA, UK and/or Switzerland to the United States and other third countries may not fully comply with the cross-border data transfer restrictions set out in the GDPR. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of operating our business.

Furthermore, following Brexit, the relationship between the UK and the EEA in relation to certain aspects of data protection law remains somewhat uncertain. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows (subject to some limitations) transfers of personal data from the EEA to the UK to continue without restriction for a period of four years ending June 27, 2025. After that period, the adequacy decision may be renewed only if the UK continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the UK and could intervene at any point if the UK deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the UK will require a valid transfer mechanism and we may be required to implement new processes and put new agreements in place, such as Standard Contractual Clauses, to enable transfers of personal data from the EEA to the UK to continue, which could disrupt our operations.

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Actual or perceived failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial participants, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

Healthcare legislative reform measures may have a negative impact on our business and results of operations.*

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

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. By way of example, effective January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, eliminating the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which went into effect on April 1, 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 ("MACRA") which ended the use of the statutory formula and established a quality payment program, also referred to as the Quality Payment Program. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. The full impact to overall physician reimbursement as a result of the introduction of the Quality Payment Program remains unclear. Any resulting decrease in payment under the merit-based reimbursement system may adversely affect our revenue and results of operations. Further, any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices.

We cannot predict what healthcare reform initiatives may be adopted in the future. We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. Further, it is possible that additional governmental action is taken in response to address the ongoing COVID-19 pandemic.

If any of our current or future product candidates are approved for marketing, and we are found to have improperly promoted off-label uses, or if physicians prescribe or use any of our current or future product candidates off-label, we may become subject to prohibitions on the sale or marketing of any of our current or future product candidates, significant fines, penalties, sanctions, or product liability claims, and our image and reputation within the industry and marketplace could be harmed.*

The FDA, Department of Justice ("DOJ"), and comparable foreign authorities strictly regulate the marketing and promotional claims that are made about pharmaceutical products, including our product candidates LP352, LP143 and LP659. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or comparable foreign authorities as reflected in the product’s approved labeling. Although physicians may prescribe products for off-label uses as the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. If we are found to have promoted such off-label uses, we may receive warning letters from the FDA and comparable foreign authorities and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA and other governmental authorities have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve enforcement actions. If we are deemed by the FDA, DOJ, or other governmental authorities to have engaged in the promotion of any current or future product candidates for off-label use, we could be subject to certain prohibitions or other restrictions on the sale or marketing and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.

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

Risks Related to Our Dependence on Third Parties

Arena currently performs or supports certain of our operating activities pursuant to a services agreement, and if we are unable to replicate or replace these functions if this services agreement is terminated, our operations could be adversely affected.*

In October 2020, we entered into the Services Agreement. Under this agreement, we receive and anticipate continuing to receive from Arena certain research and development, general administrative, financial and tax, and intellectual property services. Because our company does not yet have sufficient internal capabilities to perform these functions, we are substantially dependent on the Services Agreement for the operation of our company. The term of the Services Agreement will continue until December 31, 2021 and will automatically renew for successive one year terms unless sooner terminated by either party. Arena may terminate the Services Agreement by giving us 180 days’ notice prior to June 30, 2021, or 60 days’ notice after June 30, 2021.

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

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of June 30, 2021, we had 14 full-time employees. We currently rely on Arena for certain research and development, general administrative, financial, accounting, tax, intellectual property and other legal services, and we will need to expand our organization to hire qualified personnel to perform these functions internally. Our management may need to divert significant attention and time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize product candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

In addition, the stock market in general, and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. From March 12, 2021 through August 5, 2021 the closing price of our common stock has ranged between $7.95 and $17.30 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

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

Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval. Our stock market price may be negatively affected if our principal stockholders and management sell some or all of their stock, including after a lock-up agreement restricting the sale of certain stock expires on September 7, 2021.*

Our executive officers, directors, greater than 5% holders, and their affiliates beneficially own shares representing a significant percentage of our common stock as of June 30, 2021. These stockholders will have the ability to influence us through their ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Sales of a substantial number of shares of our common stock by our existing stockholders, including Arena, in the public market, or the perception that such sales could occur, could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. As of June 30, 2021, there were a total of 13,585,950 shares of common stock outstanding (including 348,450 shares subject to repurchase as of such date), which does not include the shares of our non-voting common stock that may be converted into an aggregate of 3,629,400 shares of our common stock. Of these shares, only the shares of common stock sold in the IPO by us, are freely tradable without restriction in the public market.

In addition, as of June 30, 2021, Arena owns 23.1% of our outstanding shares of common stock. Subject to the restrictions described in the paragraph below, sales of these shares in the public market are subject to the volume and other restrictions of Rule 144 under the Securities Act for so long as Arena is deemed to be our affiliate, unless the shares to be sold are registered with the SEC. The sale by Arena of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Stock Option Grants

For the three and six months ended June 30, 2021, we granted options to purchase 37,500 and 412,392 shares of our common stock, respectively, to certain of our employees and directors with a weighted-average exercise price of $9.12 and $11.83, respectively, per share. The offer, sale and issuance of these options were deemed to be exempt from registration under the Securities Act in reliance on either Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or Section 4(a)(2) in that the issuance of securities was to accredited investors in a private placement transaction that did not involve a public offering.

Use of Proceeds

We commenced our IPO pursuant to a Registration Statement on Form S-1, as amended (File No. 333-253329), that was declared effective on March 11, 2021, and registered an aggregate of 5,750,000 shares of our common stock. On March 16, 2021, we completed our IPO and sold 5,000,000 shares of our common stock at a public offering price of $16.00 per share, for aggregate gross proceeds of $80.0 million. An additional 298,360 shares were sold pursuant to the underwriters’ option to purchase additional shares in April 2021, at a public offering price of $16.00 per share, for additional gross proceeds of $4.8 million. Citigroup Global Markets Inc., Evercore Group L.L.C., Guggenheim Securities, LLC and Cantor Fitzgerald & Co. acted as joint book-running managers for the IPO.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents. We also plan to invest the net proceeds from our IPO in a combination of short-term and intermediate-term, interest-bearing obligations, investment grade instruments, certificates of deposit or direct or guaranteed government obligations. We expect to use the net proceeds from our IPO as described under “Use of Proceeds” in the Prospectus. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses described under “Use of Proceeds” in the Prospectus. The amounts and timing of our actual use of the remaining net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our research, preclinical and clinical development programs and whether we are able to enter into future licensing arrangements.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (File No. 001-40192) filed with the SEC on May 10, 2021).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q (File No. 001-40192) filed with the SEC on May 10, 2021).
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

Longboard Pharmaceuticals, Inc.

Date: August 9, 2021	By:	/s/ Kevin R. Lind
Kevin R. Lind
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2021	By:	/s/ Brandi L. Roberts
Brandi L. Roberts
Chief Financial Officer
(Principal Financial and Accounting Officer)