Form 10-Q
period 2021-09-30
Longboard Pharmaceuticals, Inc.
filed 2021-11-04
CIK 1832168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 2, 2021, the registrant had 17,215,350 shares of common stock, $0.0001 par value per share, outstanding, comprised of 13,585,950 shares of voting common stock, $0.0001 par value per share and 3,629,400 shares of non-voting common stock, $0.0001 par value per share.

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
•
Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval. Our stock market price may be negatively affected if our principal stockholders and management sell some or all of their stock.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Longboard Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

	September 30,	December 31,
(in thousands, except share and per share data)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$75,461	$55,316
Short-term investments	37,098	—
Prepaid expenses and other current assets	2,740	46
Total current assets	115,299	55,362
Right-of-use assets	600	—
Property and equipment	16	—
Other long-term assets	33	—
Deferred financing costs	—	876
Total assets	$115,948	$56,238
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$891	$1,213
Accrued research and development expenses	1,653	916
Accrued other expenses	231	845
Accrued compensation and related expenses	918	161
Right-of-use liabilities, current portion	328	—
Total current liabilities	4,021	3,135
Right-of-use liabilities, net of current portion	275	—
Commitments and contingencies (see Note 9)
Convertible preferred stock:
Series A convertible preferred stock $0.0001 par value; authorized shares - none and 5,600,000 at September 30, 2021 and December 31, 2020, respectively; issued and outstanding shares - none and 5,600,000 at September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference – none and $56,000 at September 30, 2021 and December 31, 2020, respectively	—	55,795
Stockholders' equity (deficit):	—
Preferred stock, $0.0001 par value; authorized shares - 10,000,000 and none at September 30, 2021 and December 31, 2020, respectively; issued and outstanding shares - none at September 30, 2021 and December 31, 2020	—	—
Voting common stock, $0.0001 par value; authorized shares - 300,000,000 and 10,500,000 at September 30, 2021 and December 31, 2020, respectively; issued and outstanding shares - 13,237,500 and 3,840,540 at September 30, 2021 and December 31, 2020, respectively, both excluding 348,450 shares subject to repurchase	1	—
Non-voting common stock, $0.0001 par value; authorized shares - 10,000,000 and none at September 30, 2021 and December 31, 2020, respectively; issued and outstanding shares - 3,629,400 and none at September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	145,099	11,708
Accumulated other comprehensive loss	(24)	—
Accumulated deficit	(33,424)	(14,400)
Total stockholders' equity (deficit)	111,652	(2,692)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$115,948	$56,238

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	Period from January 3, 2020 (Inception) through September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Operating expenses:
Research and development	$4,093	$1,603	$13,406	$2,462
General and administrative	2,262	947	5,639	1,829
Total operating expenses	6,355	2,550	19,045	4,291
Loss from operations	(6,355)	(2,550)	(19,045)	(4,291)
Interest income, net	23	—	40	—
Other expense	(13)	—	(19)	—
Net loss	$(6,345)	$(2,550)	$(19,024)	$(4,291)

Net loss per share, basic and diluted	$(0.38)	$(0.66)	$(1.41)	$(1.13)

Weighted-average shares outstanding, basic and diluted	16,866,900	3,840,540	13,538,458	3,798,025

Comprehensive loss:
Net loss	$(6,345)	$(2,550)	$(19,024)	$(4,291)
Unrealized gain (loss) on short-term investments, net	10	—	(24)	—
Comprehensive loss	$(6,335)	$(2,550)	$(19,048)	$(4,291)

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)	Nine Months Ended September 30, 2021	Period from January 3, 2020 (Inception) through September 30, 2020
Cash flows from operating activities:
Net loss	$(19,024)	$(4,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,383	1,148
Accretion of premiums on investments, net	142	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,727)	(1)
Accounts payable	(322)	122
Accrued research and development expenses	738	716
Accrued other expenses	22	148
Accrued compensation and related expenses	756	175
Operating right-of-use assets and lease liabilities, net	2	—
Net cash used in operating activities	(19,030)	(1,983)
Cash flows from investing activities:
Purchases of short-term investments	(37,263)	—
Purchase of property and equipment	(13)	—
Net cash used in investing activities	(37,276)	—
Cash flows from financing activities:
Capital contributions from Arena Pharmaceuticals, Inc.	—	2,200
Series A convertible preferred stock issuance costs	(1)	—
Proceeds from initial public offering	84,774	—
Initial public offering costs	(8,322)	—
Net cash provided by financing activities	76,451	2,200
Net increase in cash and cash equivalents	20,145	217
Cash and cash equivalents at the beginning of the period	55,316	—
Cash and cash equivalents at the end of the period	$75,461	$217

Supplemental disclosure of cash flow information:
Property and equipment in accrued expenses	$3	$—

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Notes to Unaudited Financial Statements

Note 1. Organization and Basis of Presentation

Description of Business

Longboard Pharmaceuticals, Inc. (the "Company"), formerly Arena Neuroscience, Inc., was incorporated in the state of Delaware on January 3, 2020 and is based in San Diego, California. The Company was organized and initially wholly-owned by Arena Pharmaceuticals, Inc. ("Arena"), until the closing of its Series A convertible preferred stock ("Series A Preferred Stock") financing in October 2020. The Company is a clinical stage biopharmaceutical company focused on developing novel, transformative medicines for neurological diseases. The Company’s most advanced product candidate, LP352, is being developed to treat patients with developmental and epileptic encephalopathies and is currently in preparations to begin a Phase 1b/2a clinical study in the first quarter of 2022. The Company’s preclinical product candidates include LP143 and LP659, which are focused on developing therapies for central nervous system neuroinflammatory diseases.

Initial Public Offering

On March 16, 2021, the Company completed the initial public offering (“IPO”) of its common stock. In connection with the IPO, the Company issued and sold 5,298,360 shares of voting common stock, which included 298,360 shares of its voting common stock issued pursuant to the option granted to the underwriters to purchase additional shares in April 2021, at a public offering price of $16.00 per share. The Company raised $76.2 million in net proceeds from the IPO after deducting underwriters’ discounts and commissions of $5.9 million and issuance costs of $2.6 million. Unless otherwise noted, all references in the financial statements and related footnotes to the Company's "common stock" refers to the Company's voting common stock.

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

In addition, the accompanying condensed financial statements include the financial results from inception (January 3, 2020) through September 30, 2021. The Company’s fiscal year-end is December 31. The Company concluded under the guidance in Accounting Standards Codification 805, Business Combinations that the Company was not required to present historical carve-out financial results for activity occurring at Arena prior to the Company’s formation as the assets licensed to the Company by Arena did not constitute a business. The financial statements include allocations for certain Arena corporate expenses, including costs of information technology, human resources, accounting, legal, facilities, insurance, treasury and other corporate and infrastructure services. These allocations were made on the basis of the actual hours incurred in providing services to the Company by employees of Arena multiplied by a fully burdened average cost per employee. Management believes such allocation of corporate expenses from Arena is reasonable. Effective October 27, 2020, the Company entered into a formal services agreement with Arena for these services (see Note 7). The financial statements may not include all of the expenses that would have been incurred had the Company been a stand-alone company during the period presented and may not reflect the Company’s results of operations, financial position and cash flows had the Company been a stand-alone company during the period presented. The Company also received capital contributions of $3.2 million from Arena to fund start-up activities throughout the period ended December 31, 2020. The capital contributions from Arena have been presented in additional paid-in capital on the balance sheet.

Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all of its resources to research and development ("R&D") activities, organizing and staffing, business planning, raising capital, in-licensing intellectual property rights and establishing its intellectual property portfolio, and providing general and administrative ("G&A") support for these operations and has funded its operations primarily with the net proceeds from the issuance of Series A Preferred Stock and common stock. The Company has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $33.4 million and $14.4 million as of September 30, 2021 and December 31, 2020, respectively.

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

As of September 30, 2021, the Company had available cash, cash equivalents and investments of $112.6 million and working capital of $111.3 million to fund future operations. Management believes that its capital resources as of September 30, 2021 will be sufficient to fund the Company’s operations for at least 12 months after the date these unaudited condensed financial statements are issued.

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

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful life of the related assets (generally three to five years).

R&D Expenses

R&D expenses are expensed in the periods in which they are incurred. External expenses consist primarily of payments to contract research organizations, outside consultants and Arena in connection with the Company’s discovery, preclinical and clinical activities, process development, manufacturing activities, regulatory and other services. Certain R&D external expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers or the estimate of the level of service that has been performed at each reporting date. R&D expenses amounted to $4.1 million and $13.4 million, respectively, for the three and nine months ended September 30, 2021 and $1.6 million and $2.5 million, respectively, for the three months ended September 30, 2020 and the period from January 3, 2020 (inception) through September 30, 2020.

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

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,	Period from January 3, 2020 (Inception) through September 30,
	2021	2020	2021	2020
Options to purchase common stock	1,346,237	—	1,346,237	—
Restricted stock awards, issued but unvested	348,450	—	348,450	—
Total	1,694,687	—	1,694,687	—

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which supersedes FASB Accounting Standards Codification Topic 840, Leases (Topic 840), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method for finance leases or on a straight-line basis over the term of the lease for operating leases. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. For companies that are not emerging growth companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. For emerging growth companies, the ASU was to be effective for fiscal years beginning after December 15, 2019. However, in June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for certain Entities, which deferred the effective date of ASU 2016-02 for certain entities. As a result, the ASU is now effective for emerging growth companies for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company entered into an office space lease and office machine lease effective July 1, 2021 and accounts for these leases under the new standard. The fair value of the right-of-use assets and corresponding lease liabilities for these leases is approximately $0.6 million as of September 30, 2021. See Note 9.

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

The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of September 30, 2021. As of December 31, 2020, the Company did not have financial assets or liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2021
Assets:
Commercial paper	$12,583	$—	$12,583	$—
Corporate debt securities	14,120	—	14,120	—
Government and agency securities	10,395	7,570	2,825	—
Total assets measured at fair value	$37,098	$7,570	$29,528	$—

Note 4. Short-Term Investments

The following table summarizes short-term investments (in thousands):

	As of September 30, 2021
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$12,583	$—	$—	$12,583
Corporate debt securities	14,138	—	(18)	14,120
Government and agency securities	10,401	—	(6)	10,395
Total short-term investments	$37,122	$—	$(24)	$37,098

The following table summarizes the maturities of the Company's short-term investments at September 30, 2021:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$14,006	$14,006
Due after one year through three years	23,116	23,092
Total short-term investments	$37,122	$37,098

Note 5. Accrued Other Expenses

Accrued other expenses consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
	(unaudited)
Accrued consulting fees	$99	$112
Accrued recruiting fees	71	40
Accrued computer related expenses	26	7
Accrued legal and accounting fees	19	15
Accrued financing costs	—	639
Accrued other	16	32
Total	$231	$845

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

Voting Common Stock and Non-Voting Common Stock

As of September 30, 2021, the Company had 13,237,500 shares of voting common stock outstanding, excluding 348,450 shares subject to repurchase, and 3,629,400 shares of non-voting common stock outstanding. As of December 31, 2020, the Company had 3,840,540 shares of voting common stock outstanding, excluding 348,450 shares subject to repurchase. 3,840,540 shares were purchased by Arena for aggregate consideration of $0.10 in January 2020.

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

Reconciliation of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

The following tables document the changes in convertible preferred stock and stockholders' equity (deficit) for the three and nine months ended September 30, 2021, the three months ended September 30, 2020 and the period from January 3, 2020 (inception) through September 30, 2020 (unaudited):

	Convertible Preferred Stock		Preferred Stock		Voting Common Stock		Non-Voting Common Stock
(in thousands, except shares)	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain/(Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2020	5,600,000	$55,795	—	$—	3,840,540	$—	—	$—	$11,708	$—	$(14,400)	$(2,692)
Conversion of convertible preferred stock to common stock in connection with initial public offering	(5,600,000)	(55,795)	—	—	4,098,600	—	3,629,400	—	55,795	—	—	55,795
Issuance of common stock in initial public offering, net	—	—	—	—	5,000,000	1	—	—	71,848	—	—	71,849
Stock-based compensation	—	—	—	—	—	—	—	—	333	—	—	333
Net loss	—	—	—	—	—	—	—	—	—	—	(5,699)	(5,699)
Balance at March 31, 2021	—	—	—	—	12,939,140	1	3,629,400	—	139,684	—	(20,099)	119,586
Issuance of common stock in initial public offering, net	—	—	—	—	298,360	—	—	—	4,365	—	—	4,365
Stock-based compensation	—	—	—	—	—	—	—	—	512	—	—	512
Unrealized loss on short-term investments, net	—	—	—	—	—	—	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	—	—	—	—		—	(6,980)	(6,980)
Balance at June 30, 2021	—	—	—	—	13,237,500	1	3,629,400	—	144,561	(34)	(27,079)	117,449
Stock-based compensation	—	—	—	—	—	—	—	—	538	—	—	538
Unrealized gain on short-term investments, net	—	—	—	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	—		—	(6,345)	(6,345)
Balance at September 30, 2021	—	$—	—	$—	13,237,500	$1	3,629,400	$—	$145,099	$(24)	$(33,424)	$111,652

	Convertible Preferred Stock		Preferred Stock		Voting Common Stock		Non-Voting Common Stock
(in thousands, except shares)	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at January 3, 2020 (Inception)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—
Purchase of common stock by Arena Pharmaceuticals, Inc.	—	—	—	—	3,840,540	—	—	—	—	—	—	—
Arena Pharmaceuticals, Inc. capital contributions	—	—	—	—	—	—	—	—	39	—	—	39
Stock-based compensation	—	—	—	—	—	—	—	—	95	—	—	95
Net loss	—	—	—	—	—	—	—	—	—	—	(174)	(174)
Balance at March 31, 2020	—	—	—	—	3,840,540	—	—	—	134	—	(174)	(40)
Arena Pharmaceuticals, Inc. capital contributions	—	—	—	—	—	—	—	—	1,237	—		1,237
Stock-based compensation	—	—	—	—	—	—	—	—	555	—		555
Net loss	—	—	—	—	—	—	—	—		—	(1,567)	(1,567)
Balance at June 30, 2020	—	—	—	—	3,840,540	—	—	—	1,926	—	(1,741)	185
Arena Pharmaceuticals, Inc. capital contributions	—	—	—	—	—	—	—	—	924	—		924
Stock-based compensation	—	—	—	—	—	—	—	—	498	—		498
Net loss	—	—	—	—	—	—	—	—		—	(2,550)	(2,550)
Balance at September 30, 2020	—	$—	—	$—	3,840,540	$—	—	$—	$3,348	$—	$(4,291)	$(943)

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

The following table summarizes the services expensed under the Services Agreement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,	Period from January 3, 2020 (Inception) through September 30,
	2021	2020	2021	2020
Research and development	$235	$399	$699	$637
General and administrative	30	448	124	1,038
Total	$265	$847	$823	$1,675

There were $342,000 and $241,000 of related party amounts related to the Services Agreement in accounts payable as of September 30, 2021 and December 31, 2020, respectively.

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

The Company's board of directors adopted the 2021 Plan in February 2021 and the Company's stockholders approved the 2021 Plan in March 2021. The 2021 Plan became effective on March 11, 2021. The 2021 Plan is the successor and continuation of the 2020 Plan. No additional awards may be granted under the 2020 Plan and all outstanding awards under the 2020 Plan remain subject to the terms of the 2020 Plan. The 2021 Plan authorizes and provides for the issuance of up to 2,834,232 shares of common stock, which amount will be increased to the extent that awards granted under the 2021 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2021 Plan). Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2020 and 2021 Plans (or collectively, the “Equity Plans”) is ten years and, in general, the options issued under the Equity Plans vest over a one to four year period from the vesting commencement date. There are 1,487,995 shares available for grant under the 2021 Plan as of September 30, 2021.

Stock Award Grants under the Equity Plans

A summary of the Company’s Equity Plans stock option activity is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Balance at December 31, 2020	873,264	$3.42
Options granted	472,973	11.47
Options exercised	—	—
Options cancelled	—	—
Balance at September 30, 2021	1,346,237	$6.25	9.3

Options exercisable at September 30, 2021	385,406	$3.74	9.1

Options exercisable at September 30, 2021 included 36,956 vested stock options and 348,450 stock options that are subject to an early exercise provision. The intrinsic value of options outstanding and exercisable as of September 30, 2021 were $4.8 million and $2.1 million, respectively. The intrinsic value of options outstanding and exercisable as of December 31, 2020 were both $0.2 million.

The following table presents the weighted-average assumptions used for the stock option grants for the nine months ended September 30, 2021 and for the period from January 3, 2020 (inception) through September 30, 2020, along with the related grant date fair value:

	Nine Months Ended September 30, 2021	Period from January 3, 2020 (Inception) through September 30, 2020
Stock price	$11.46	—
Risk-free interest rate	0.86%	—
Dividend yield	0.00%	—
Expected volatility	74.25%	—
Expected life (years)	6.0	—
Estimated grant date fair value per share of award granted	$7.40	—

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

Under the Arena 2017 LTIP, 70,000 stock options were granted to the Company’s Chief Executive Officer in March 2020. Stock options under the Arena 2017 LTIP vest over four years with 25% of the shares subject to each option vesting on the first anniversary of the grant date and the remainder vesting monthly over the following three years in equal installments and have contractual terms of seven years. All option grants provide for an option exercise price equal to the closing market value share of Arena’s common stock on the date of grant.

As of October 27, 2020, in connection with the Series A Preferred Stock financing, the employees of the Company are no longer eligible to participate in the Arena 2017 LTIP.

The following table presents the assumptions used for the stock option grants under the Arena 2017 LTIP for the period from January 3, 2020 (inception) through September 30, 2020, along with the related grant date fair value:

Period from January 3, 2020 (Inception) through September 30, 2020
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

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,	Period from January 3, 2020 (Inception) through September 30,
(in thousands)	2021	2020	2021	2020
Research and development	$164	$98	$381	$213
General and administrative	374	400	1,002	935
Total	$538	$498	$1,383	$1,148

As of September 30, 2021, unrecognized stock-based compensation expense was $5.0 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.1 years.

Employee Stock Purchase Plan

The Company's board of directors adopted the 2021 Employee Stock Purchase Plan (“ESPP”) in February 2021, the Company's stockholders approved the ESPP in March 2021 and it became effective on March 11, 2021. The ESPP initially authorizes the issuance of 353,339 shares of common stock under purchase rights granted to our employees. The ESPP permits eligible employees, who elect to participate in an offering under the ESPP, to contribute up to 15% of their eligible earnings (as defined in the ESPP) towards the purchase of shares of common stock. Unless otherwise determined by the Company's board of directors, the price at which stock is purchased under the ESPP is equal will be 85% of the fair market value of the Company’s common stock on the commencement date of each offering period or the relevant purchase date, whichever is lower. There are certain service requirements for an employee to be eligible to participate in the ESPP, and no employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of common stock (as determined in accordance with the ESPP). Offering durations under the ESPP may not be longer than 27 months, and the Company may specify shorter purchase periods within each offering. The ESPP is considered a compensatory plan as defined by the authoritative guidance for stock-based compensation. As of September 30, 2021, the ESPP had not yet been implemented.

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

Rent expense totaled approximately $101,000 and $6,000 for the nine months ended September 30, 2021 and for the period from January 3, 2020 (inception) through September 30, 2020, respectively.

The below table provides supplemental cash flow information related to leases as follows (in thousands):

Nine Months Ended
September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$91

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	679

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

September 30, 2021
Operating leases
Right-of-use assets, net	$600

Right-of-use lease liabilities, current	328
Right-of-use lease liabilities, noncurrent	275
Total operating lease liabilities	$603

Weighted average remaining lease term
Operating leases	1.8 years

Weighted average discount rate
Operating leases	9.0%

Future minimum lease commitments are as follows as of September 30, 2021 (in thousands):

Operating Leases
Year Ending December 31,
2021	$90
2022	370
2023	189
Total lease payments	649
Less imputed interest	(46)
Total	$603

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company will accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2021 and December 31, 2020, the Company is not a party to any litigation.

Note 10. Employment Benefits

The Company’s employees who had been Arena employees were eligible to participate in Arena’s employee 401(k) salary deferral plan, which covers all Arena employees, through October 26, 2020. After that date, the Company’s employees were no longer eligible to participate in Arena’s employee 401(k) salary deferral plan. Employees made contributions by withholding a percentage of their salary up to the IRC annual limit. The Company made matching contributions of $3,000 and $16,000 for the three and nine months ended September 30, 2020.

Effective in June 2021, the Company established a 401(k) salary deferral plan for its employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company provides a safe harbor contribution of up to 4% of the employee's compensation, not to exceed eligible limits, and subject to employee participation. For the three and nine months ended September 30, 2021, we incurred approximately $34,000 and $42,000, respectively, in expenses related to the safe harbor contribution.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel, transformative medicines for neurological diseases. We were formed in January 2020 by Arena Pharmaceuticals, Inc. ("Arena") to advance a portfolio of centrally acting product candidates designed to be highly selective for specific G protein-coupled receptors ("GPCRs"). Our small molecule product candidates were discovered out of the same platform at Arena that represents a culmination of more than 20 years of GPCR research. Our pipeline includes:

•
LP352, an oral, centrally acting, 5-hydroxytryptamine 2c receptor subtype (“5-HT2c”) superagonist, that recently completed a multiple-ascending dose (“MAD”) Phase 1 clinical trial. We plan to initiate a Phase 1b/2a clinical trial for the treatment of developmental and epileptic encephalopathies (“DEEs”), including Dravet syndrome and Lennox-Gastaut syndrome, among others, in the first quarter of 2022;
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

We were incorporated in January 2020. Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, research and development activities, business planning, raising capital, in-licensing intellectual property rights and establishing our intellectual property portfolio, and providing general and administrative support for these operations. We have principally financed our operations to date through the private placement of convertible preferred stock and the completion of our initial public offering (the "IPO") of our common stock in March 2021. To date, we have raised gross proceeds of approximately $56.0 million from the issuance of our convertible preferred stock and $84.8 million from our IPO. As of September 30, 2021, we had cash, cash equivalents and short-term investments of $112.6 million.

We have incurred net losses since our inception. Our net losses were $19.0 million and $4.3 million for the nine months ended September 30, 2021 and the period from January 3, 2020 (inception) through September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $33.4 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect that our expenses and operating losses will increase substantially as product candidates advance through preclinical studies and clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, if we obtain marketing approval for any of our product candidates, and incur additional costs associated with operating as a public company. We expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We base our estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

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

Financial Operations Overview

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2021, the three months ended September 30, 2020 and the period from January 3, 2020 (inception) through September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,	Period from January 3, 2020 (Inception) through September 30,
(in thousands)	2021	2020	2021	2020
Operating expenses:
Research and development	$4,093	$1,603	$13,406	$2,462
General and administrative	2,262	947	5,639	1,829
Total operating expenses	6,355	2,550	19,045	4,291
Loss from operations	(6,355)	(2,550)	(19,045)	(4,291)
Interest income, net	23	—	40	—
Other expense	(13)	—	(19)	—
Net loss	$(6,345)	$(2,550)	$(19,024)	$(4,291)

Research and Development Expenses

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2021, the three months ended September 30, 2020 and the period from January 3, 2020 (inception) through September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,	Period from January 3, 2020 (Inception) through September 30,
(in thousands)	2021	2020	2021	2020
Direct costs:
LP352	$1,332	$299	$5,815	$299
Preclinical programs	1,265	782	4,134	1,309
Indirect costs:
Personnel-related	1,315	522	2,937	853
All other	181	—	520	1
Total research and development expenses	$4,093	$1,603	$13,406	$2,462

Research and development expenses were $4.1 million for the three months ended September 30, 2021. These expenses include $1.3 million in preclinical and clinical trial expenses related to LP352, $1.3 million in preclinical expenses related to advancing LP143 and LP659 and $1.3 million in personnel-related expenses. Research and development expenses for the three months ended September 30, 2020 were $1.6 million, including $0.3 million in preclinical and clinical trial expenses related to LP352, $0.8 million related to preclinical expenses for LP143 and LP659 and $0.5 million in personnel-related expenses.

Research and development expenses were $13.4 million for the nine months ended September 30, 2021. These expenses include $5.8 million in preclinical and clinical trial expenses related to LP352, $4.1 million in preclinical expenses related to advancing LP143 and LP659 and $2.9 million in personnel-related expenses. Research and development expenses for the period from January 3, 2020 (inception) through September 30, 2020 were $2.5 million, including $0.3 million in preclinical and clinical trial expenses related to LP352, $1.3 million related to preclinical expenses for LP143 and LP659 and $0.9 million in personnel-related expenses.

General and Administrative Expenses

General and administrative expenses were $2.3 million for the three months ended September 30, 2021. These expenses include $1.0 million of personnel-related costs, $0.5 million of professional services and consulting expenses and $0.5 million of insurance expense. General and administrative expenses for the three months ended September 30, 2020 were $0.9 million, with $0.6 million related to personnel costs and $0.3 million in professional services and consulting expenses.

General and administrative expenses were $5.6 million for the nine months ended September 30, 2021. These expenses include $2.7 million of personnel-related costs, $1.4 million of professional services and consulting expenses and $1.0 million of insurance expense. General and administrative expenses for the period from January 3, 2020 (inception) through September 30, 2020 were $1.8 million, with $1.4 million related to personnel costs and $0.4 million in professional services and consulting expenses.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2021, we had cash, cash equivalents and short-term investments of $112.6 million.

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

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2021 and the period from January 3, 2020 (inception) through September 30, 2020:

(in thousands)	Nine Months Ended September 30, 2021	Period from January 3, 2020 (Inception) through September 30, 2020
Cash used in operating activities	$(19,030)	(1,983)
Cash used in investing activities	(37,276)	—
Cash provided by financing activities	76,451	2,200
Net increase in cash and cash equivalents	$20,145	$217

Operating Activities

Net cash used in operating activities was $19.0 million and $2.0 million for the nine months ended September 30, 2021 and the period from January 3, 2020 (inception) through September 30, 2020, respectively. Net cash used in operating activities during the nine months ended September 30, 2021 was primarily due to our net loss of $19.0 million, adjusted for $1.4 million of stock-based compensation expense and $1.5 million from changes in operating assets and liabilities. Net cash used in operating activities during the period from January 3, 2020 (inception) through September 30, 2020 was primarily due to our net loss of $4.3 million, adjusted for $1.1 million of stock-based compensation expense and $1.2 million from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $37.3 million and none for the nine months ended September 30, 2021 and the period from January 3, 2020 (inception) through September 30, 2020, respectively. Net cash used in investing activities during the nine months ended September 30, 2021 was primarily due to $37.3 million of short-term investment purchases.

Financing Activities

Net cash provided by financing activities was $76.5 million and $2.2 million for the nine months ended September 30, 2021 and the period from January 3, 2020 (inception) through September 30, 2020, respectively. Net cash provided by financing activities during the nine months ended September 30, 2021 was comprised of net proceeds of $76.5 million from our IPO, which excludes $0.2 million of IPO expenses that were paid in 2020. Net cash provided by financing activities during the period from January 3, 2020 (inception) through September 30, 2020 was comprised of capital contributions from Arena.

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

Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material differences between our estimates of such expenses and the amounts actually incurred.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021, the end of the period covered by this Quarterly Report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Limited Operating History, Financial Position and Need For Additional Capital

We have a very limited operating history, and we have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.*

We were incorporated in January 2020 and we have a very limited operating history upon which you can evaluate our business and prospects. Our operations to date have been primarily focused on organizing and staffing our company, research and development activities, business planning, raising capital, in-licensing intellectual property rights and establishing our intellectual property portfolio, and providing general and administrative support for these operations. LP352, our most advanced product candidate, is in early clinical development, while our other product candidates, LP143 and LP659, are in the preclinical stage. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry, including an ability to obtain regulatory approval of a product candidate, manufacture any product candidate at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In addition, we have limited experience completing clinical trials as a company. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses since our inception in January 2020. For the nine months ended September 30, 2021, we reported a net loss of $19.0 million. As of September 30, 2021, we had an accumulated deficit of $33.4 million.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we:

•
continue to invest in our research and development activities, including conducting preclinical studies;
•
submit INDs and conduct clinical trials for our current and future product candidates;
•
seek marketing approvals for any product candidates that successfully complete the clinical trial process;
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

As of September 30, 2021, our cash, cash equivalents and short-term investments were $112.6 million. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

Risks Related to the Development and Commercialization of Our Product Candidates

We are early in our development efforts and have only one product candidate, LP352, in early clinical development. All of our other product candidates are in the preclinical stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.*

We are in the early stages of our development efforts and have only one product candidate, LP352, in early clinical development. We have completed the SAD and MAD portions of a Phase 1 clinical trial and are planning a Phase 1b/2a clinical trial for this product candidate. Our other product candidates, including LP143 and LP659, are in the preclinical stage. We will need to progress LP143, LP659 and any other early product candidates through IND-enabling studies and submit INDs to the FDA prior to initiating their clinical development. In addition, we need to submit an IND to the FDA's Division of Neurology prior to continuing clinical development of LP352 in DEEs because earlier Phase 1 clinical trials were conducted under an IND with the FDA's Division of Urology. Moreover, none of our product candidates have advanced into a pivotal study. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

In particular, while we have results from the SAD and MAD portions of a Phase 1 clinical trial of LP352, we do not know how LP352 will perform in future clinical trials, including our planned Phase 1b/2a clinical trial. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, or after others, including regulatory authorities, disagreed with such companies’ views and interpretations of the data and results from earlier preclinical studies or clinical trials. Further, neither we nor any third party, including Arena, have conducted preclinical studies of LP352 with respect to epilepsy or in the treatment of pediatric patients. As we investigate LP352 for DEEs and other epileptic diseases, we may encounter difficulties that we have not yet encountered in our Phase 1 clinical trial of LP352. Furthermore, LP143 and LP659 may not be able to progress from preclinical to Phase 1 clinical development.

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

We have limited experience as a company in conducting clinical trials, have never conducted later-stage clinical trials or submitted an NDA, and may be unable to do so for any of our product candidates.*

We are early in our development efforts for our product candidates, and we will need to successfully complete Phase 1 clinical trials and later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market LP352, LP143, LP659 or any future product candidates. Carrying out clinical trials and the submission of NDAs is complicated. We recently completed the MAD portion of a Phase 1 clinical trial for LP352 (which was the first clinical trial we conducted as a company) and have not yet conducted any clinical trials for our other product candidates. We have not conducted any later stage or pivotal clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA or other comparable foreign regulatory submission for any product candidate. We also plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years. This may be a difficult process to manage with our limited resources and may divert the attention of management. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of our product candidates will be required or how such trials will have to be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

Because we have multiple product candidates in our clinical pipeline and are considering a variety of target indications, we may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.*

Because we have limited financial and managerial resources, we focus on specific product candidates, indications and development programs. We may also conduct several clinical trials for our product candidates in parallel over the next several years, which may make our decision as to which product candidates to focus on more difficult. For example, we are currently planning to conduct a Phase 1b/2a clinical trial for LP352 for DEEs, including Dravet syndrome and Lennox-Gastaut syndrome, among others, in the first quarter of 2022. Further, we are investigating in pre-clinical studies LP143 for neurodegenerative diseases associated with neuroinflammation caused by microglial activation, including ALS, and LP659 for CNS neuroinflammatory diseases. As a result, we may forgo or delay pursuit of opportunities with other product candidates or other indications that could have had greater commercial potential or likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

In addition, the GDPR prohibits the transfer of personal data from the EEA and the UK to the United States, and other countries in respect of which the European Commission or other relevant regulatory body has not issued a so-called “adequacy decision” (known as “third countries”). Switzerland has adopted similar restrictions under the DPA. Although there are legal mechanisms to allow for the transfer of personal data from the EEA, UK and Switzerland to the United States, legal challenges in Europe to these mechanisms have resulted in further limitations on the ability to transfer personal data across borders. In particular, certain governments have been unable to reach agreement on or maintain existing mechanisms designed to support cross-border data transfers, such as the EU-US and Swiss-US Privacy Shield Frameworks (the “Privacy Shield”). For example, on July 16, 2020, the Court of Justice of the European Union invalidated Decision 2016/1250 on the adequacy of the protection provided by the EU-US Privacy Shield Framework. To the extent that we were able to rely on the Privacy Shield, we will not be able to do so in the future, which could increase our costs and limit our ability to process personal data from the EEA, UK and/or Switzerland. The same decision also cast doubt on the ability to use one of the primary alternatives to the Privacy Shield, namely, the European Commission’s “Standard Contractual Clauses”, to lawfully transfer personal data from the EEA, UK and/or Switzerland to the United States other third countries. On June 4, 2021, the European Commission published new versions of the Standard Contractual Clauses. These must be used for all new transfers of personal data from the EEA to third countries (including the US) starting September 27, 2021, and all existing transfers of personal data from the EEA to third countries relying on the existing versions of the Standard Contractual Clauses must be replaced by December 27, 2022. The implementation of the new Standard Contractual Clauses will necessitate significant contractual overhaul of our data transfer arrangements with our CROs, sub-processors and other vendors. At present, there are few if any viable alternatives to the Privacy Shield and the Standard Contractual Clauses. As such, transfers of personal data from the EEA, UK and/or Switzerland to the United States and other third countries may not fully comply with the cross-border data transfer restrictions set out in the GDPR. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of operating our business.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements. The laws and regulations discussed in these risk factors are intended to be examples, and updates to these laws and regulations, as well as other laws and regulations, could have a material effect on our operations and prospects.

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

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. By way of example, these include not complying with the ACA’s individual mandate to carry health insurance, eliminating the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

Risks Related to Our Dependence on Third Parties

Arena currently performs or supports certain of our operating activities pursuant to a services agreement, and if we are unable to replicate or replace these functions if this services agreement is terminated, our operations could be adversely affected.*

In October 2020, we entered into the Services Agreement. Under this agreement, we receive and anticipate continuing to receive from Arena certain research and development, general administrative, financial and tax, and intellectual property services. Because our company does not yet have sufficient internal capabilities to perform these functions, we are substantially dependent on the Services Agreement for the operation of our company. The term of the Services Agreement will continue until December 31, 2021 and will automatically renew for successive one year terms unless sooner terminated by either party. Arena may terminate the Services Agreement by giving us 60 days’ notice.

We expect that our general and administrative expenses will increase substantially for the foreseeable future to support our increased research and development activities and increased costs of operating as a public company and this will require building and developing our internal resources to become less reliant on Arena prior to the termination of the Services Agreement. Further, if Arena fails to perform its obligations under the Services Agreement, we would be required to build and develop our internal capabilities more quickly than anticipated, and it is possible that we will not be able to do so within the time needed to operate our business effectively.

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

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

We currently rely on Arena for certain research and development, and intellectual property services, and we will need to expand our organization to hire qualified personnel to perform these functions internally. Our management may need to divert significant attention and time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize product candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

In addition, the stock market in general, and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. From March 12, 2021 through November 2, 2021 the closing price of our common stock has ranged between $7.25 and $17.30 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

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

Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval. Our stock market price may be negatively affected if our principal stockholders and management sell some or all of their stock.

Our executive officers, directors, greater than 5% holders, and their affiliates beneficially own shares representing a significant percentage of our common stock. These stockholders will have the ability to influence us through their ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Sales of a substantial number of shares of our common stock by our existing stockholders, including Arena, in the public market, or the perception that such sales could occur, could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2021, there were a total of 13,585,950 shares of common stock outstanding (including 348,450 shares subject to repurchase as of such date), which does not include the shares of our non-voting common stock that may be converted into an aggregate of 3,629,400 shares of our common stock. 9,607,410 of these shares are freely tradable without restriction in the public market.

In addition, as of September 30, 2021, Arena owns 3,978,540 shares, or 23.1%, of our outstanding shares of common stock. Subject to the restrictions described in the paragraph below, sales of these shares in the public market are subject to the volume and other restrictions of Rule 144 under the Securities Act for so long as Arena is deemed to be our affiliate, unless the shares to be sold are registered with the SEC. The sale by Arena of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our common stock.

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, applicable lock-up agreements, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Further, certain holders of shares of our common stock (including the shares of common stock issuable upon conversion of our non-voting common stock) are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

None.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents. We are also investing some of the net proceeds from our IPO in a combination of short-term and intermediate-term, interest-bearing obligations, investment grade instruments, certificates of deposit or direct or guaranteed government obligations. We expect to use the net proceeds from our IPO as described under “Use of Proceeds” in the Prospectus. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses described under “Use of Proceeds” in the Prospectus. The amounts and timing of our actual use of the remaining net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our research, preclinical and clinical development programs and whether we are able to enter into future licensing arrangements.

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

Longboard Pharmaceuticals, Inc.

Date: November 4, 2021	By:	/s/ Kevin R. Lind
Kevin R. Lind
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Brandi L. Roberts
Brandi L. Roberts
Chief Financial Officer
(Principal Financial and Accounting Officer)