Form 10-K
period 2021-12-31
Longboard Pharmaceuticals, Inc.
filed 2022-03-03
CIK 1832168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40192

Longboard Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-5009619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4275 Executive Square, Suite 950 La Jolla, CA	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (619) 592-9775

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	LBPH	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2021, was approximately $117,500,000.

As of February 28, 2022, the registrant had 17,215,350 shares of common stock, $0.0001 par value per share, outstanding, comprised of 13,585,950 shares of voting common stock, $0.0001 par value per share and 3,629,400 shares of non-voting common stock, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in June 2022, which will be filed with the Securities and Exchange Commission on or before May 2, 2022.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	San Diego, CA

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this Annual Report) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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
•
the effects of the COVID-19 pandemic on our operations; and
•
other risks and uncertainties, including those described under Part II, Item 1A, “Risk Factors” of this Annual Report.

Any forward-looking statements in this Annual Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A, “Risk Factors” of this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Unless the context otherwise indicates, references in this Annual Report to the terms, "Longboard", "the Company", "we", "our", and "us" refer to Longboard Pharmaceuticals, Inc. and references to our "common stock" refers to our voting common stock.

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

An investment in shares of our common stock involves a high degree of risk. Below is a list of the more significant risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, are set forth under Part I, Item 1A, “Risk Factors” in this Annual Report. Some of the material risks associated with our business include the following:

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
•
The regulatory approval processes of the U.S. Food and Drug Administration (FDA) and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
•
Because we have multiple product candidates in our clinical pipeline and are considering a variety of target indications, we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
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
•
Arena Pharmaceuticals, Inc. (Arena) currently performs or supports certain of our operating activities pursuant to a services agreement, and if we are unable to replicate or replace these functions if this services agreement is terminated, our operations could be adversely affected.
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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel, transformative medicines for neurological diseases. We were formed in January 2020 by Arena to advance a portfolio of centrally acting product candidates designed to be highly selective for specific G protein-coupled receptors (GPCRs). Our small molecule product candidates were discovered out of the same platform at Arena that represents a culmination of more than 20 years of GPCR research. We are currently focused on developing the following product candidates in our pipeline:

•
LP352, an oral, centrally acting, 5-hydroxytryptamine 2c receptor subtype (5-HT2c) superagonist, currently in a Phase 1b/2a clinical trial (the PACIFIC Study) for the treatment of seizures associated with developmental and epileptic encephalopathies (DEEs), which may include Dravet syndrome, Lennox-Gastaut syndrome (LGS), tuberous sclerosis complex (TSC), and CDKL5 deficiency disorder, among others;
•
LP659, a centrally acting, sphingosine-1-phosphate (S1P) receptor subtypes 1 and 5 (S1P1,5) modulator in preclinical studies for multiple neurological diseases and we anticipate submitting an investigational new drug application (IND) to the FDA in the second half of 2022; and
•
LP143, a centrally acting, full cannabinoid type 2 receptor (CB2) agonist in preclinical studies for central nervous system (CNS) diseases and disorders.

LP352, our most advanced product candidate, is an oral, centrally acting, 5-HT2c superagonist with negligible observed impact on 5-HT2b and 5-HT2a receptor subtypes in preclinical studies to date. 5-HT2b and 5-HT2a receptor agonism have been associated with significant adverse side effects, including valvular heart disease and pulmonary arterial hypertension in the case of the 5-HT2b receptor, and hallucinations and mild to severe anxiety in the case of the 5-H2Ta receptor. LP352 has the potential to be a clinically differentiated 5-HT2c superagonist for patients with DEEs, a group of severe early-childhood onset epilepsies characterized by refractory seizures and developmental delay and/or regression. Certain compounds in the 5-HT2c agonist class, including FINTEPLA and lorcaserin, have been shown to produce clinical benefit in epilepsy patients, although the side effect profiles of available non-selective 5-HT2 therapies may limit their use due to their activity on receptor subtypes 5-HT2b and/or 5-HT2a. LP352 was designed and developed by Arena to be the next generation to lorcaserin, with the goal of being a safer and more effective 5-HT2c agonist. We believe LP352’s potential for high selectivity and novel chemistry may reduce seizures in DEE patients and overcome the known or perceived safety limitations of available drugs in the 5-HT2 class.

We are also developing LP659, an S1P1,5 receptor agonist, and LP143, a CB2 agonist. LP659 is a centrally acting, S1P1,5 receptor modulator for which aberrant modulation has been shown to be involved in a wide range of neurological diseases. LP143 is a centrally acting, full CB2 agonist for which agonism may play a role in CNS diseases and disorders. Based on their novel chemistry, potential for high selectivity for specific subtypes of GPCRs and favorable blood-brain-barrier penetration, we believe these compounds have the potential to address microglial neuroinflammation, which may drive disease progression in a range of neurodegenerative diseases. LP659 and LP143 were designed by Arena to have more optimized pharmacology and pharmacokinetics (PK) for their intended GPCR targets, including GPCR subtypes, compared to other known compounds. We believe this potential selectivity and specificity could result in superior profiles in the clinic compared to drugs that may not fully engage the intended GPCR target, may cause off-target activity, or may be associated with other undesirable effects.

Our Pipeline

Our product candidates are targeted towards specific GPCRs. GPCRs mediate cell-to-cell communication in humans, and approximately 40% of prescription drugs currently on the market target mainly GPCRs, making GPCRs a highly validated class of drug targets. Our GPCR product candidates are designed to increase the likelihood of the desired pharmacology and PK and minimize the risk of off-target effects.

The following table provides an overview of our product candidates currently in development:

* We hold rights to our product candidates through the Arena License Agreement.

We are also eligible to receive royalties of 9.5% to 18.5% on sales of lorcaserin if approved for commercialization through the Royalty Purchase Agreement.

LP352

We are developing LP352, an oral, centrally acting, 5-HT2c superagonist for DEEs and other epileptic disorders. DEEs are a group of severe early-childhood onset epilepsies characterized by refractory seizures and developmental delay and/or regression. These diseases are often progressive and resistant to treatment. DEEs encompass a diverse range of etiologies and includes Dravet syndrome and LGS, among others. According to the Dravet Syndrome and LGS Foundations, there are an estimated 21,000 individuals with Dravet syndrome and 48,000 individuals with LGS, respectively, in the United States. Based on a 2021 European Union (EU) incidence rate, there are an estimated 21,000 individuals with Dravet syndrome in the EU. The number of individuals with LGS in the EU is less known. LP352 selectively targets the 5-HT2c receptor, which has been shown to upregulate the release of gamma-aminobutyric acid (GABA), a principal neurotransmitter in the brain. This release of GABA increases the threshold for neuronal hyperexcitability, and decreases the likelihood of seizure occurrences. We believe LP352 has the mechanistic potential to reduce the frequency of seizures in Dravet syndrome and LGS, as well as a broader epilepsy population.

The Phase 1 SAD/MAD clinical trial in healthy volunteers for LP352 has been completed. PK data from the SAD portion of the clinical trial demonstrated dose dependent PK properties with proportional increases in area under the curve (AUC) and maximum serum concentrations (Cmax). No unexpected AEs were observed and no SAEs were reported. In the MAD portion of the trial, LP352 demonstrated dose- and exposure-dependent increases of prolactin, suggesting proof of central 5-HT2c receptor engagement, as well as dose-dependent increases in exposure (Cmax and AUCtau). The majority of AEs were mild to moderate, with the most common being headache. A single SAE of anxiety was reported at the maximum planned dose two days after the last dose of study drug and subsequently resolved. AEs were generally consistent with CNS effects and expected effects of serotonergic drugs. Data from the Phase 1 SAD/MAD clinical trial has enabled dose selection and progression into clinical trials in patients. We initiated the PACIFIC Study in patients with DEEs in the first quarter of 2022.

LP659

We are developing LP659, a centrally acting, S1P1,5 receptor modulator for neurological diseases. LP659 was designed for optimized pharmacology, PK and engagement of S1P1,5, which may lead to improved efficacy and safety. LP659 was designed to avoid the negative effects connected to the receptor subtypes 2 and 3, which may be associated with more serious, off-target cardiac, pulmonary, and cancer-related effects. Aberrant S1P receptor modulation has been shown to be involved in a wide range of neurological diseases, including multiple sclerosis, lupus, Parkinson’s disease and Alzheimer’s disease. Preclinical data demonstrated an initial dose-dependent decrease in disease progression over 17 days in a mouse model of demyelinating disease. LP659 rapidly reduced circulating lymphocytes, which returned to baseline after its clearance. We believe LP659 has high oral bioavailability with a direct impact on CNS glial cell S1P receptors. LP659 is currently in IND-enabling studies and we anticipate submitting an IND to the FDA in the second half of 2022.

LP143

We are developing LP143, a centrally acting, full CB2 agonist for CNS diseases and disorders. LP143, through its selectivity for CB2 versus the cannabinoid type 1 receptor (CB1), was designed to minimize the risk of psychoactive AEs associated with CB1 activation. In preclinical studies, LP143 has demonstrated 1,000-fold greater selectivity for CB2 over CB1, sustained activity over the duration of treatment, and favorable blood-brain-barrier penetration. In late 2021, we completed initial IND-enabling studies for LP143 that we believe support an IND filing, but have decided to conduct additional preclinical work before determining whether to advance LP143 into clinical studies and for what indication.

Our Company History and Team

We were established in January 2020 as Arena Neuroscience, Inc., a wholly owned subsidiary of Arena, based in San Diego, California. We changed our name to Longboard Pharmaceuticals, Inc. and launched as an independent company in October 2020. Building on Arena’s 20-year history in discovering, developing and optimizing GPCR therapies, we believe we are well positioned to execute our clinical development programs. Our current product candidates, LP352, LP659, and LP143, were designed by Arena to have distinct chemistry and therapeutic profiles from Arena’s other product candidates with similar mechanisms of actions. Namely, LP352 was designed to be a centrally acting and more specific and selective 5-HT2c subtype receptor agonist than lorcaserin; LP659 was designed to be a centrally acting S1P1,5 receptor modulator with differentiated selectivity and blood brain penetration than etrasimod (a S1P1 modulator that is Arena's lead product candidate in Phase 3 clinical development); and LP143 was designed to be a centrally acting CB2 receptor agonist with differentiated blood brain penetration.

In October 2020, we entered into a License Agreement (Arena License Agreement) with Arena, under which we have exclusive rights to develop the licensed product candidates for neurological disease indications. In addition to LP352, LP659 and LP143, we plan to continue to identify and develop other clinically differentiated product candidates for neurological diseases with high unmet medical need. In January 2022, we amended the Arena License Agreement to add an additional program.

In addition, in October 2020, we purchased the right to receive all milestone payments, royalties, interest and other payments relating to net sales of lorcaserin owed or otherwise payable by Eisai, pursuant to a Royalty Purchase Agreement (Royalty Purchase Agreement) with Arena and 356 Royalty Inc., a wholly owned subsidiary of Arena. Lorcaserin is currently in a Phase 3 clinical trial for Dravet syndrome.

We have assembled an executive team that is highly experienced in small-molecule drug discovery and clinical development. Kevin Lind, our President and Chief Executive Officer, previously served as Executive Vice President and Chief Financial Officer at Arena. Mr. Lind joined Arena in 2016 as part of a new management team focused on redeploying Arena’s resources to develop its novel clinical programs. Philip Perera, M.D., our Chief Medical Officer, previously served as the Chief Medical Officer of Jazz Pharmaceuticals, Inc., consulting Chief Medical Officer and Clinical Lead for Abcentra LLC and as a senior medical consultant to Sage Therapeutics, Inc. and ConSynance Therapeutics. Brandi Roberts joined as our Chief Financial Officer in January 2021. Ms. Roberts previously served as the Chief Financial Officer of Lineage Cell Therapeutics, Inc. REVA Medical, Inc. and Mast Therapeutics, Inc. Steven Spector has served as our General Counsel since November 2020. Mr. Spector previously served as the General Counsel of Arena from October 2001 to March 2020, and was acting general counsel for Galecto, Inc. from July 2020 through May 2021, and Dynavax Technologies Corporation from March 2021 through August 2021.

In October 2020, we completed a $56.0 million private placement of our Series A convertible preferred stock (Series A preferred stock).

In March 2021, we completed our initial public offering (IPO) and sold 5,000,000 shares of our common stock at a public offering price of $16.00 per share, for aggregate gross proceeds of $80.0 million. An additional 298,360 shares were sold pursuant to the underwriters’ option to purchase additional shares in April 2021, at a public offering price of $16.00 per share, for additional gross proceeds of $4.8 million. Net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $76.2 million.

Our Strategy

Our goal is to develop therapies targeting well-characterized receptor pathways with optimized pharmacology and PK properties to transform the lives of patients with neurological diseases, initially focused on rare neurological diseases. Key elements of our strategy to achieve this goal include:

•
Advance our lead program LP352 through clinical development and approval in DEEs. Existing treatment options for these rare neurological diseases have significant limitations, and, if approved, we believe LP352 would represent a therapeutic advancement for patients. We initiated a Phase 1b/2a clinical trial of LP352 (the PACIFIC Study) in patients with DEEs in the first quarter of 2022.

•
Continue preclinical development of LP659 across a range of neurological diseases and progress into clinical development. LP659 is an S1P1,5 receptor modulator currently in IND-enabling studies and we expect to submit an IND to the FDA in the second half of 2022.

•
Continue to evaluate LP143, a CB2 agonist for development for CNS diseases and disorders.

•
Identify additional product candidates and expand current candidates into additional neurological diseases. We see potential for our current product candidates to be evaluated in clinical trials outside of their initial indications and will evaluate additional indications to maximize the potential of our pipeline. We also plan to continue to identify and develop additional novel product candidates that align with our strategy.

•
Explore strategic collaborations to maximize the value of our product candidates. We plan to explore collaborations opportunistically to maximize the value of our pipeline. We intend to retain significant economic and commercial rights to our programs in key geographic areas that are core to our long-term strategy.

Our Product Candidates

LP352, an oral, centrally acting, 5-HT2c superagonist

We are developing LP352, an oral, centrally acting, 5-HT2c superagonist for DEEs and other epileptic disorders. LP352 is designed to selectively target 5-HT2c, which has been shown to upregulate the release of GABA, a principal inhibitory neurotransmitter in the brain. This release of GABA increases the threshold for neuronal hyperexcitability and decreases the likelihood of seizure occurrence. We believe LP352 has the mechanistic potential to reduce the frequency of seizures in Dravet syndrome and LGS as well as a broader epilepsy population. We completed the MAD portion of a Phase 1 clinical trial for LP352 in September 2021. We initiated the PACIFIC Study in patients with DEEs in the first quarter of 2022.

Background on Epilepsy

Epilepsy covers a broad range of disorders and is characterized by spontaneous and recurrent seizures, or bursts of neuronal hyperactivity. Seizures are caused by a disrupted balance between excitatory and inhibitory signaling at the synaptic level. Excitatory synaptic activity is normally regulated by inhibitory interneurons, but disruptions to this regulatory process can result in hyperexcitability. Common aberrations include mutations to ion channels or neurotransmitter genes or proteins that regulate signaling, such as GABA, and disruptions lead to the signaling aberrations characteristic of epileptic disorders. For example, Dravet syndrome is characterized by mutations in the sodium ion channel, the ion channel critical for the generation and propagation of action potentials in neurons, and which ordinarily plays a crucial role inhibitory signaling.

Overview of the Forms of Epilepsy

Epilepsy spans all age groups and in many cases is debilitating, with a large portion of patients resistant to pharmacologic treatment, underscoring a large unmet need. Epilepsy is currently estimated to affect up to 1.2% percent of the U.S. population or approximately 3.4 million individuals, with roughly 150,000 new cases diagnosed each year. We are initially focused on DEEs, which are a group of severe early childhood-onset epilepsies characterized by refractory seizures and developmental delay and/or regression and include Dravet syndrome and LGS, among others, but the 5-HT2c pathway has been implicated in a broader set of epilepsies.

Dravet Syndrome - Dravet syndrome is an early childhood-onset CNS disease that results in severe epileptic seizures typically occurring within the first year after birth. Incidence for Dravet syndrome is approximately 1:15,000 in the United States, and 90% of the associated mutations are de novo (not passed from a parent). Mortality rate for Dravet syndrome patients is higher than general epilepsy patients, with a rate of 15-20% by adulthood. The disease is genetically linked, with 70% to 85% of cases characterized by mutations in the SCN1A gene. Mutations cause defects in the function of the sodium ion channel. Seizures due to Dravet syndrome are typically difficult to control and require life-long treatment.

Lennox Gastaut Syndrome - LGS is a severe form of childhood-onset epilepsy with prevalence of approximately 1:7,000 in the United States. The age of onset is typically between three and five years and affected children typically experience cognitive dysfunction, leading to developmental and behavioral problems. LGS is characterized by multiple seizure types, with the most common associated seizures being tonic and atonic seizures. Seizures due to LGS are difficult to control and generally require life-long treatment. The pathophysiology of LGS is less known than Dravet syndrome.

Some of the epileptic indications where the 5-HT2c pathway has been implicated are shown in the table below:

Current Treatment Paradigm

DEEs are commonly treated with multiple combinations of anti-epileptic drugs (AEDs) though physician preference for administered therapies differs across different epilepsy types. Currently available AEDs have limited long-term efficacy with many patients cycling through multiple lines of treatment to try to optimize efficacy. Non-pharmaceutical therapies for epilepsy patients include a ketogenic diet, vagus nerve stimulation (VNS), and surgery for some patients.

The following table is illustrative of the typical treatment paradigm for DEEs:

Dravet syndrome and LGS are two types of epilepsies that are difficult to treat given that most patients are refractory to antiseizure medications. The seizures for a vast majority of these patients remain uncontrolled and patients typically require multiple lines of treatment. FDA approved drugs in Dravet syndrome include Epidiolex® (cannabidol), FINTEPLA® (fenfluramine) and DIACOMIT® (stiripentol). Epidiolex is also approved in LGS and TSC. Despite these treatments being available, we believe a significant unmet medical need remains.

Background on GABA and Neurotransmission

GABA is a principal neurotransmitter in the brain and binds to receptors inside and outside the synaptic gap. GABA plays key roles in neuronal inhibition, and reduction of GABA levels has been shown to result in a decline of this inhibition. Lack of GABA-mediated inhibition subsequently leads to the chronic activation of post-synaptic neurons characteristic of seizures.

5-HT2 Receptors

5-HT receptors, or serotonin receptors, are widely expressed in neural networks. Serotonin plays a key role in modulating neurotransmission, as agents elevating extracellular serotonin levels have been shown to inhibit focal and generalized seizures while agents reducing serotonin levels have been shown to lower the threshold for seizures. To date, 14 receptor subtypes of 5-HT receptors have been characterized and are grouped into seven classes. The two main classes are 5-HT1 and 5-HT2. 5-HT2 receptors are G-coupled membrane proteins that are distinguished by their function of increasing intracellular calcium levels (Ca2+) and activation of protein kinase C. Three subtypes exist: 5-HT2a, 5-HT2b and 5-HT2c, with the 5-HT2a and 5-HT2c receptor subtypes primarily expressed in the CNS and 5-HT2b primarily expressed in the peripheral nervous system. All subtypes have been shown to modulate neurotransmission, though the 5-HT2b receptor has been implicated with valvular heart disease and pulmonary arterial hypertension and the 5- HT2a receptor subtype has been implicated with hallucinations and mild to severe anxiety.

5-HT2c is one of the many binding sites for serotonin and is expressed on GABAergic, glutamatergic, and dopaminergic neurons. Multiple preclinical studies have suggested that 5-HT2c plays an important role in the inhibition of seizures. For example, in a knockout mouse model, mice missing the 5-HT2c receptor subtype were shown to have a lower threshold for seizures and experienced spontaneous convulsions. Preclinical models suggest that activation of 5-HT2c regulates GABA and glutamate pathophysiology seen in seizure disorders. Excitatory glutamate release is directly and indirectly regulated by 5-HT actions on GABA interneurons and pyramidal neurons. Research proposes that neuronal hyperexcitability occurs during the transition to seizure when excitatory glutamatergic activity increases while inhibitory GABAergic synaptic input is weakened. It is thought that 5-HT2c agonists, acting on GABA interneurons, inhibit excitatory glutamatergic activity, thereby decreasing neuronal action potential firing and downstream electrical activity.

This downstream electrical activity is illustrated in the below:

The 5-HT2 class and 5-HT2c subtype have additionally been shown in the clinic to reduce seizure frequencies.

FINTEPLA (fenfluramine) - FINTEPLA, a 5-HT2 receptor agonist with activity on 5-HT2a, 5-HT2b and 5-HT2c receptors, was initially developed as monotherapy treatment for adult obesity as well as in combination with phentermine (fen-phen). Later, however, reports were published documenting cases of valvular heart disease and pulmonary arterial hypertension, causing the drug to be pulled from the market in 1997. More recently, Zogenix, Inc. (Zogenix) began developing fenfluramine for Dravet syndrome, LGS, and other rare epilepsies. In June 2020, the FDA approved fenfluramine for the treatment of seizures associated with Dravet syndrome. Approval was based on data from two randomized, double-blinded, placebo-controlled Phase 3 clinical trials, as well as safety data from an open-label extension trial in which patients received FINTEPLA for up to three years. Patients administered the therapy demonstrated significant reductions in monthly convulsive seizure frequency compared to placebo. However, the FDA placed a black box warning in FINTEPLA’s label noting an association between serotonergic drugs with 5-HT2b agonist activity, including fenfluramine, and valvular heart disease and pulmonary arterial hypertension. FINTEPLA is available only through a restricted distribution program called the FINTEPLA REMS program, in which prescribers and patients must be enrolled. Cardiac monitoring via echocardiogram is required pretreatment, during treatment and after treatment with FINTEPLA. Zogenix has also filed a supplemental New Drug Application (sNDA) in LGS.

Lorcaserin - Lorcaserin, a 5-HT2c agonist, was discovered by Arena, approved by the FDA for weight management, and marketed as BELVIQ by Eisai. Lorcaserin was withdrawn from the market at the request of the FDA following the FDA’s analysis of the CAMELLIA-TIMI 61 clinical trial, for which patients in the lorcaserin group demonstrated a numerically higher but not a statistically significantly higher rate of total cancer diagnoses (7.7% vs 7.1% placebo). Based on the results of this clinical trial, the FDA concluded that the risks of lorcaserin outweigh the benefits, and requested that lorcaserin be withdrawn from the market for the approved indication of weight management in February 2020. The FDA authorized an expanded access program for patients with Dravet syndrome to continue to receive lorcaserin.

Lorcaserin has demonstrated the potential to reduce seizures in patients with Dravet syndrome and refractory epilepsies. A National Institutes of Health funded study conducted at the University of California, San Francisco showed that several 5-HT receptor modulating compounds, including lorcaserin, reduced seizure-like activity in a zebrafish model of Dravet syndrome.

Lorcaserin has been tested in a small study of “off-label” use in five children who each had an SCN1A (sodium channel) gene mutation or a clinical diagnosis of Dravet syndrome, and failed at least two medications. Lorcaserin was initially dosed at 2.5 mg at bedtime and gradually increased weekly as needed to a maximum dose of 10 mg twice a day or 0.3 mg/kg/day, whichever occurred first. One patient was initially seizure-free for three weeks, one patient was seizure-free for two weeks, and a third patient had one to two seizure-free days per week. All five patients exhibited a reduction in the total number of seizures after three months on treatment.

A follow-up retrospective study conducted in 35 lorcaserin-treated refractory epilepsy patients found a 50% reduction in mean monthly frequency of seizures in LGS patients (n = 9), a 43% reduction in patients with Dravet syndrome (n = 20), and a 23% reduction in patients with other epilepsies (n = 6). Overall, the study demonstrated a 47.7% median percentage reduction in mean monthly frequency of motor seizures from baseline.

In September 2020, following consultation with the FDA, Eisai Inc. initiated a Phase 3 clinical trial of lorcaserin in patients with Dravet syndrome.

Our Solution

LP352 in Epilepsies

LP352 is an oral, centrally acting, 5-HT2c superagonist. A superagonist displays higher receptor signaling output than the natural agonist. As a 5-HT2c superagonist, LP352 is designed to modulate GABA inhibition and as a result, suppress the hyperexcitability that is characteristic of seizures. Based on its potential mechanism of action, we believe that LP352 has the potential to reduce the frequency of seizures in Dravet syndrome, LGS, and across a broad range of refractory epilepsies. 5-HT2c agonism has shown clinical benefit in epilepsy patients, however, currently available 5-HT2 agonists have been associated with significant adverse side effects. LP352 was discovered at Arena, and was developed to be the next-generation to lorcaserin. LP352 has novel chemistry and attributes, and was designed with the goal of being a safer, more effective 5-HT2c superagonist. We hold worldwide rights to LP352 through the Arena License Agreement.

LP352 has demonstrated in in vitro preclinical studies selectivity on the 5-HT2c receptor subtype over the 5-HT2b and 5-HT2a receptor subtypes, as shown in the following table:

(1) Third party study previously commissioned by Arena

(2) BELVIQ FDA approved prescribing information 06/2012

The above table is for illustrative purposes only and is not a head-to-head comparison. These data were generated from different studies, and caution should be exercised when comparing data across studies. However, each of these studies followed the same basic protocol using HEK293 cells expressing recombinant human 5-HT2 receptors, and receptor densities in all of the functional assays were determined by [125I]-2,5-Dimethoxy-4-iodoamphetamine (DOI) radioligand binding.

A superagonist is a compound that is capable of producing a higher receptor response than the endogenous agonist. We have shown LP352 to be a superagonist in a dynamic mass redistribution assay measuring a holistic integrated cellular response to lorcaserin, serotonin and LP352. This assay demonstrated that, as the concentration of LP352 increases, the cellular response is greater than the endogenous ligand serotonin and considerably more than lorcaserin. The results of this assay are demonstrated below.

LP352 Clinical Development Overview

LP352 was evaluated in a multi-part Phase 1 clinical trial in healthy volunteers. This was a randomized, double-blind, placebo-controlled, parallel-group trial that included a SAD portion (with and without food effect) and a MAD portion (with and without dose titration). Safety and tolerability were evaluated throughout the clinical trial, and blood sampling and urine collection for PK analysis were also collected. LP352 was administered as a capsule formulation. The Phase 1 clinical trial enrolled 83 healthy participants.

SAD Results - The SAD portion of the clinical trial was completed by Outpost prior to the return of LP352 to Arena. Forty participants enrolled and completed the SAD dosing period, with results available up to 96 hours post-dose. Overall, LP352 was observed to be generally well-tolerated, and AEs were consistent with events observed with other centrally acting 5-HT2c agonists. Headache was the dose limiting AE, and mild to moderate headache was the most common treatment-emergent AE. There were no SAEs reported, and no participants dropped out due to AEs.

Food Effect Results - Eight participants enrolled and completed this portion of the clinical trial. Mean peak plasma concentrations and terminal half-life were both similar between fasted and fed dosing at 6 mg. While the attainment of Cmax was delayed by approximately 1.5 hours in the presence of food and the mean total plasma exposure (AUC) was increased by 24% when dosing an LP352 capsule under fed conditions, these results were not considered to be clinically meaningful differences in the plasma drug concentration-time profiles and PK (AUC and Cmax) of LP352 between fasting and postprandial capsule administration.

In the SAD and food effect portions of the clinical trial, LP352 demonstrated favorable PK and pharmacodynamic effects (with target plasma exposure (minimum serum concentration) measured based on prolactin levels), including dose dependent PK properties with proportional increases in AUC and Cmax.

MAD - We completed the MAD portion of the Phase 1 clinical trial in September 2021. Five doses including the maximum planned dose were evaluated. The majority of AEs were mild to moderate, with the most common being headache. A single SAE of anxiety was reported at the maximum planned dose two days after the last dose of study drug and subsequently resolved. AEs were generally consistent with CNS effects and expected effects of serotonergic drugs. LP352 demonstrated dose- and exposure-dependent increases of prolactin, suggesting proof of central 5-HT2c receptor engagement, as well as dose-dependent increases in exposure (Cmax and AUCtau). The safety and tolerability of titrating LP352 was also examined.

The PACIFIC Study - a Phase 1b/2a Clinical Trial of LP352 in Patients with DEEs

The PACIFIC Study is a Phase 1b/2a safety, tolerability and exploratory efficacy clinical trial of LP352. This is a randomized double-blind placebo-controlled trial. We plan to enroll approximately 50 adult participants with a variety of treatment resistant motor seizures and seizure disorders that fall into the category of DEEs. The PACIFIC Study was initiated in the first quarter of 2022, with completion expected in the second half of 2023.

* Maintenance Dose of LP352 (three times daily (TID)): Dose A, Dose B, Dose C or Placebo TID

** Up to a 15-day down-titration/taper period (reducing dose every five days) depending on the last maintenance dose

LP659, a centrally acting, S1P1,5 modulator

We are developing LP659, a centrally acting, S1P1,5 receptor modulator for neurological diseases. LP659 was designed for optimized pharmacology, PK and engagement of S1P1,5, which may lead to improved efficacy and safety. LP659 was designed to avoid the negative effects connected to the receptor subtypes 2 and 3, which may be associated with more serious, off-target cardiac, pulmonary, and cancer-related effects. Aberrant S1P receptor modulation has been shown to be involved in a wide range of neurological diseases, including multiple sclerosis, Lupus, Parkinson’s disease and Alzheimer’s disease. Preclinical data in a mouse model of demyelinating disease demonstrated that LP659 treatment produced a dose-dependent decrease in disease progression over 17 days. LP659 rapidly reduced circulating lymphocytes, which returned to baseline after its clearance. In a PK/PD study to assess LP659 effects on lymphocytes in rats, male rats were given a 0.00 (vehicle control), 0.300 or 1.00 mg/kg oral dose of LP659 (n=3 per dosing group). Fingolimod, the positive control for blood lymphopenia, was given as an oral dose (n=4) at 1.00 mg/kg to a separate group of rats. Blood samples were collected at 0, 1, 3, 5, 8, 16, 24, 32, 48 and 72 hours post-dose for blood lymphocyte and plasma drug concentration measurements. LP659 at both doses demonstrated a rapid reduction in lymphocytes which returned to baseline, whereas no return to baseline was observed for fingolimod over the study duration.

A study of CNS distribution of LP659 was conducted in rats. Male rats were dosed orally with LP659 at 1.00 mg/kg for six consecutive days. On Day 6, plasma, brain and cerebrospinal fluid samples were taken at 0, 1, 3, 5, 8, and 24 hours post-last dose (n = 3 per time point). The maximum plasma concentration of LP659 was 551 ng/mL at 3.00 hours post-dose. The maximum brain concentration of LP659 was 947 ng/mL at 8.00 hours post-dose. The mean brain to plasma ratios of LP659 at 0, 1, 3, 5, 8, and 24 hours post-last dose were 2.87, 1.25, 1.17, 1.68, 1.98, and 2.94, respectively. We believe LP659 has high oral bioavailability with a direct impact on CNS glial cell S1P receptors. LP659 is currently in preclinical studies and we anticipate submitting an IND to the FDA in the second half of 2022.

S1P Receptors

S1P receptors are expressed broadly in the CNS. By limiting lymphocyte circulation, S1P receptor modulators exert anti-inflammatory effects. Multiple S1P receptor modulators have been approved for the treatment of relapsing forms of multiple sclerosis. There are five known receptor types: S1P1, S1P2, S1P3, S1P4 and S1P5. S1P1, S1P2 and S1P3 receptors are expressed broadly, S1P4 is primarily expressed in immune system cells, and S1P5 is expressed primarily in the spleen and CNS. Astrocytes are the most abundant cells in the human CNS and preferentially express S1P3 and S1P1 and express S1P2 at low levels. Oligodendrocytes, oligodendrocyte precursor cells (OPC), neurons, and microglia are other brain cells that express S1P.

The various brain cell types are illustrated in the below:

Our Solution

LP659 in Neurological Diseases

LP659 acts as a S1P1 and S1P5 receptor subtypes modulator with no observed impact on S1P2 or S1P3 and has been selectively developed to cross the blood-brain barrier and target neurological diseases. In addition to its receptor subtype selectivity, LP659 has demonstrated rapid onset and offset of action (in preclinical models), with a low half-maximal inhibitory concentration in plasma (IC50 approximately 25 ng/ml in rat) to inhibit entrance of lymphocytes into blood. A single dose of LP659 causes rapid depletion of circulating lymphocytes and rapid recovery, paralleling elimination of LP659 from plasma. The S1P receptor has been well-validated in slowing the progression of neurodegeneration, notably in multiple sclerosis, for which disease area the FDA has approved four S1P receptor modulators. LP659 was designed to avoid the negative effects connected to the receptor subtypes 2 and 3, which may be associated with more serious, off-target cardiac, pulmonary, and cancer-related effects. While initial studies have shown that LP659 is efficacious in reducing the development and severity of disease in a widely accepted model of demyelinating disease (e.g., multiple sclerosis), we have not finalized a target indication as we see potential for a selective S1P1 receptor modulator to treat a spectrum of neurological diseases.

LP143, a centrally acting, full CB2 agonist

We are developing LP143, a centrally acting, full CB2 agonist, for CNS diseases and disorders. CB2 agonism has been shown to regulate neuroinflammatory processes, reducing the neuronal damage characteristic of degeneration. LP143, through its selectivity for CB2, versus CB1, was designed to minimize the risk of psychoactive adverse effects associated with CB1 activation. In late 2021, we completed initial IND-enabling studies for LP143 that we believe could support an IND filing, but we have decided to conduct additional preclinical work before determining whether to advance LP143 into clinical studies and for what indication.

Cannabinoid Receptors

The endocannabinoid system (ECS) regulates functions such as pain, stress, appetite, energy metabolism, cardiovascular function, reward and motivation, reproduction, and sleep. The ECS is comprised of a network of endocannabinoid receptors found throughout the CNS and peripheral nervous system.

Interest has increased in cannabinoids for their antioxidant, anti-inflammatory, and anti-excitotoxic effects in preclinical models. Studies have shown that cannabinoids inhibit the release of pro-inflammatory cytokines and chemokines, suppressing the inflammatory response.

CB2 Receptors

There are two main cannabinoid receptors, CB1 and CB2, both of which are GPCRs. CB1 is expressed primarily on neurons and glial cells in the brain and CB2 is expressed primarily in immune system cells and cortical and spinal motor neurons. CB2, which normally exists in the peripheral system, is up-regulated in the inflamed neural tissues associated with neurodegenerative disorders. Most cannabinoids and endocannabinoids bind to both receptor types. CB1 is a protein typically targeted by delta-9-THC, the main compound in cannabis known for its euphoric and intoxicating effects. The role that CB2 plays in neurodegeneration has become increasingly recognized. The activation of CB2 has been shown to attenuate the activation of microglia and astrocytes and reduce ensuing microglial mediated neuroinflammation. Conversely, increased microglial activation, pathology, and inflammation were observed in CB2 knockout mice. Reduction of the inflammation in turn has led to improvements in function across a range of neurodegenerative diseases.

Our Solution

LP143 in Neurodegenerative Diseases

We are developing LP143, a centrally acting, full CB2 agonist for CNS diseases and disorders. CB2 agonism has been shown in preclinical studies to regulate neuroinflammatory processes, reducing the neuronal damage characteristic of degeneration. LP143, through its selectivity for CB2, versus CB1, was designed to minimize the risk of psychoactive AEs associated with CB1 activation. In preclinical studies, LP143 has demonstrated 1,000-fold greater selectivity for CB2 over CB1, sustained activity over the duration of treatment, and showed favorable blood-brain-barrier penetration. LP143 demonstrated sustained activity over the five day duration of treatment in a monosodium iodoacetate osteoarthritis model in rats (n = 8). Vehicle had no effect in the experiment, whereas morphine’s activity was observed at Day 1, but had diminished by Day 3, and by Day 5 was non-existent, suggesting tachyphylaxis, or rapidly diminishing response to successive doses of a drug. The activity of LP143 remained constant from Day 1 to Day 5, indicating no tachyphylaxis, compared to morphine (p < 0.001). In late 2021, we completed initial IND-enabling studies for LP143 that we believe could support an IND filing, but have decided to conduct additional preclinical work before determining whether to advance LP143 into clinical studies and for what indication.

In the description of our preclinical studies above and elsewhere in this Annual Report, n represents the number of subjects in a particular group and p or p-values represent the probability that random chance caused the result (e.g., a p-value of 0.001 means that there is a 0.1% probability that the difference between the placebo group and the treatment group is purely due to random chance). A p-value of less than or equal to 0.05 is a commonly used threshold for identifying statistically significant outcomes.

Compounds targeting the 5-HT2a receptor, including nelotanserin

We have a license to certain compounds targeting the 5-HT2a receptor, including nelotanserin. We are not currently developing any of these compounds.

License Agreement with Arena

The Arena License Agreement was originally entered into in October 2020 and amended in January 2022. Pursuant to the Arena License Agreement, Arena granted us an exclusive, royalty bearing, sublicensable, worldwide license under certain know-how and patents of Arena to develop and commercialize LP352 for any use in humans, LP659 for the treatment of selected CNS indications in humans, LP143 for the treatment of CNS indications in humans (excluding the treatment, prevention or amelioration of pain or any gastrointestinal, non-CNS autoimmune or cardiovascular disorder) and compounds targeting the 5-HT2a receptor, including nelotanserin, a compound formerly investigated by Arena and its licensee, for the treatment of CNS indications (pharmaceutical products containing any such compounds, Licensed Products). Arena further granted us a covenant not to sue under any patents or certain information of Arena with respect to each Licensed Product in its respective field. We agreed not to use the licensed intellectual property with respect to LP352 for weight loss, weight management or obesity as long as we remain an affiliate of Arena. Arena retained the exclusive right to use the licensed intellectual property to develop, make or use intermediates, pro-drugs and metabolites related to the LP352, LP659, LP143 and 5-HT2a compounds to exploit Arena’s etrasimod, lorcaserin, olorinab, or temanogrel products, in any dosage strength or formulation, and we granted Arena a covenant not to sue with respect to such activities under certain of our intellectual property related to such compounds and the Licensed Products. We will assign to Arena new intellectual property developed by us related to such compounds. We have sole responsibility over development, regulatory and commercialization activities for the Licensed Products in the applicable fields, as well as commercial manufacture and supply therefor. We are required to use commercially reasonable efforts to perform certain development and regulatory activities for a LP659 product, a LP143 product and a 5-HT2a product in the applicable fields, seek regulatory approval therefor in the United States and the EU, and following regulatory approval, to commercialize such Licensed Product.

As consideration for the rights granted to us under the Arena License Agreement, we will be required to pay to Arena a mid-single digit royalty on net sales of Licensed Products of LP352, and a low-single digit royalty on net sales of all other Licensed Products, by us, our affiliates or our sublicensees, subject to standard reductions. Our royalty obligations continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of the (i) tenth anniversary of the first commercial sale of such product in such country or (ii) expiration of the last-to-expire valid claim of the patents licensed to us under the Arena License Agreement covering the manufacture, use or sale of such product in such country, which we expect to run in most jurisdictions until 2036 for LP352, until 2029 for LP659 and 2030 for LP143 without taking into account patent term adjustments or extensions regimes of any country, or any additional term of exclusivity we might obtain by virtue of later filed patent applications. We also will owe Arena up to two $25.0 million commercial sales milestones if nelotanserin products are developed and achieve annual net sales of $100.0 million and $500.0 million.

We may unilaterally terminate the Arena License Agreement for any reason with a specified prior notice period, and Arena may terminate the Arena License Agreement if we challenge any of the licensed patents. Either party may terminate the Arena License Agreement in the event of the other party’s insolvency or for the other party’s uncured material breach of the Arena License Agreement. Absent early termination, the Arena License Agreement will automatically expire upon the expiration of all our payment obligations under the Arena License Agreement.

Royalty Purchase Agreement with Arena

In October 2020, we entered into a Royalty Purchase Agreement with Arena and 356 Royalty Inc., a wholly owned subsidiary of Arena (356 Royalty), pursuant to which we purchased the right to receive all milestone payments, royalties, interest and other payments relating to net sales of lorcaserin, in all countries and territories of the world (Territory) owed or otherwise payable to 356 Royalty by Eisai pursuant to a Transaction Agreement dated December 28, 2016, as amended (Transaction Agreement), by and among 356 Royalty and Eisai, for an upfront payment of approximately $0.1 million. Under the Transaction Agreement, the royalty rates range from 9.5% on annual global net sales less than or equal to $175.0 million, 13.5% on annual global net sales greater than $175.0 million but less than or equal to $500.0 million and 18.5% on annual global net sales greater than $500 million. In addition, we purchased the right to receive a payment of $25.0 million, which will be payable upon the achievement of annual net sales of $250.0 million. Lorcaserin is currently in a Phase 3 clinical trial for Dravet syndrome.

Services Agreement with Arena

In October 2020, we entered into a Services Agreement with Arena (Services Agreement) under which Arena agreed to perform certain research and development services, general administrative services, management services and other mutually agreed services for us and receive service fees therefor on an hourly rate based on an annual full time equivalent rate of $395,000. As part of such performance of services, Arena will assign, and we will assume, certain third-party contracts related to the Licensed Products. Under the Services Agreement, Arena will assign to us the results of the services performed for us, along with the intellectual property rights in the foregoing, excluding certain intellectual property rights to be retained by Arena pursuant to the Arena License Agreement or otherwise designated to be owned by Arena in the Research and Development Plan under the Services Agreement. The initial term of the Services Agreement was through December 31, 2021. The Services Agreement automatically renews for successive one-year terms, unless either party desires not to renew prior to the expiration of the then-current term. Neither party provided notice of non-renewal as of December 31, 2021. Each party may also terminate the Services Agreement for any reason, subject to specified notice periods. We have been decreasing, and expect to continue to decrease, our activities under the Services Agreement as we hire employees with the requisite expertise.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates and other discoveries, inventions, trade secrets and know-how that are critical to our business operations. Our success also depends in part on our ability to operate without infringing the proprietary rights of others, and in part, on our ability to prevent others from infringing our proprietary rights. A comprehensive discussion on risks relating to intellectual property is provided under the section of this prospectus entitled “Risk Factors—Risks Related to Our Intellectual Property.”

As of February 1, 2022, we held an exclusive, worldwide license to issued and pending patent claims for compositions of matter and certain methods of treatment using LP352 in several jurisdictions, including issued patents in the United States, Europe (17 countries), Japan, India, Russia, South Korea, Australia, Mexico, New Zealand, and Israel, and pending applications in China, Brazil, Canada, and Macao. The terms of these patents (and applications, if issued) are capable of continuing into 2036, without taking into account any patent term adjustment or extension regimes of any country (e.g., up to five additional years in certain jurisdictions if maximum PTE or SPC applies) or any additional term of exclusivity we might obtain by virtue of later filed patent applications.

As of February 1, 2022, we held an exclusive, worldwide license to issued and pending patent claims for compositions of matter and certain methods of treatment using LP659 in several jurisdictions, including issued patents in the United States, Europe (39 countries), China, Japan, Canada, Russia, South Korea, Australia, Mexico, South Africa, New Zealand, Singapore, Israel, and a pending application in Brazil. The terms of these patents (and applications, if issued) are capable of continuing into 2029, without taking into account any patent term adjustment or extension regimes of any country (e.g., up to five additional years in certain jurisdictions if maximum PTE or SPC applies) or any additional term of exclusivity we might obtain by virtue of later filed patent applications.

As of February 1, 2022, we held an exclusive, worldwide license to issued and pending patent claims for compositions of matter and certain methods of treatment using LP143 in several jurisdictions, including issued patents in the United States, China, Japan, Canada, India, Eurasia (9 countries), South Korea, Australia, Mexico, Taiwan, New Zealand, Lebanon, Israel, and Macao, and pending applications in the United States, Japan, Brazil, South Korea, GCC, Argentina, Bangladesh, Hong Kong, Singapore and Venezuela. The terms of these patents (and applications, if issued) are capable of continuing into 2030, without taking into account any patent term adjustment or extension regimes of any country (e.g., up to five additional years in certain jurisdictions if maximum PTE or SPC applies) or any additional term of exclusivity we might obtain by virtue of later filed patent applications.

In addition to patent protection, we rely on trade secret protection, trademark protection and know-how to expand our proprietary position around our chemistry, technology and other discoveries and inventions that we consider important to our business. We are a party to a license agreement with Arena under which we are granted intellectual property rights to know-how that are important to our business. We have licensed know-how related to the Licensed Products (including LP352, LP659, LP143 and certain 5-HT2A compounds) in all countries around the world from Arena. The Arena License Agreement imposes various development, regulatory and/or commercial diligence obligations, payment of royalties, including a mid-single digit royalty on net sales of Licensed Products of LP352, and a low-single digit royalty on net sales of all other Licensed Products, by our company, its affiliates or its sublicensees, subject to standard reductions, and other obligations.

We also seek to protect our intellectual property by having confidentiality terms in our agreements with companies with whom we share proprietary and confidential information in the course of business discussions, and by having confidentiality terms in our agreements with our employees, consultants, scientific advisors, clinical investigators and other contractors and also by requiring our employees, commercial contractors, and certain consultants and investigators, to enter into invention assignment agreements that grant us ownership of any discoveries or inventions made by them while in our employ.

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We intend to build a commercial infrastructure to support sales of any of our approved products. We expect to manage sales, marketing and distribution through internal resources and third-party relationships. While we may commit significant financial and management resources to commercial activities, we will also consider collaborating with one or more pharmaceutical companies to enhance our commercial capabilities.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely for the foreseeable future, on third parties for the manufacturing of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. We expect to initially obtain our supplies from manufacturers on a purchase order basis without long-term supply arrangements in place. We do not currently have arrangements in place for redundant supply for active pharmaceutical ingredients (APIs) and drug product. For all of our product candidates, we intend to identify and qualify manufacturers to provide the APIs and drug product prior to submission of a New Drug Application (NDA) to the FDA or other marketing authorization applications to other regulatory authorities.

All our product candidates are compounds of low molecular weight, generally called small molecules. They can be manufactured from readily available starting materials in reliable and reproducible synthetic processes that are amenable to scale-up and do not require specialized equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

Competition

The biopharmaceutical industry is characterized by rapidly advancing competition and a strong emphasis on proprietary drugs. We face competition with respect to our current product candidates and will face competition with respect to any other product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide.

DEEs are commonly treated with multiple combinations of AEDs though physician preference for administered therapies differs across different epilepsy types. Pharmaceutical companies, such as Eisai, Lundbeck, Pfizer, and UCB have approved AEDs for the treatment of epilepsies. There are also non-pharmaceutical therapies for epilepsy patients, such as a ketogenic diet, VNS, and surgery for some patients. FINTEPLA (fenfluramine) was approved for the treatment of seizures associated with Dravet syndrome in June 2020, and became available for Dravet patients through a REMS program in July 2020, and there is a sNDA filed for potential use in LGS. Epidiolex (cannabidiol) was approved by the FDA for the treatment of seizures associated with Dravet syndrome and LGS in 2018, and the treatment of seizures associated with TSC in 2020, and DIACOMIT (stiripentol) was approved by the FDA in 2018 for seizures associated with Dravet syndrome. Lorcaserin is also in a Phase 3 clinical trial for the treatment of seizures associated with Dravet syndrome. In addition, other companies are developing therapeutics for the treatment of epilepsies, including alternative approaches such as gene therapy.

In the S1P receptor modulator space, there are four drugs that have been approved by the FDA for the treatment of certain indications in multiple sclerosis: fingolimod, ozanimod, siponimod and ponesimod. There are multiple additional S1P receptor modulators in development for additional therapeutic indications beyond multiple sclerosis, including in other neurological diseases. There are also numerous other drugs and product candidates in development for indications for which we might develop our product candidates.

Additional potential competitors include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Government Regulation and Product Approval

As a pharmaceutical company that operates in the United States, we are subject to extensive regulation. Government authorities in the United States (at the federal, state and local level) and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products such as those we are developing. Product candidates that we develop must be approved by the FDA, before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in Europe are addressed in a centralized way, but country specific regulation remains essential in many respects.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (FDCA), and its implementing regulations. A new drug must be approved by the FDA through the NDA process before it may be legally marketed in the United States. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practice (GLP) regulations and other applicable regulations;

•
performance of adequate and well-controlled human clinical trials in accordance with applicable regulations, including the FDA’s good clinical practice (GCP) regulations to establish the safety and efficacy of the proposed drug for its proposed indication;

•
submission to the FDA of an NDA after completion of all pivotal trials;

•
a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA’s current good manufacturing practice (cGMP) requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•
potential FDA audit of the preclinical and/or clinical trial sites that generated the data in support of the NDA to assess compliance with GCP regulations;

•
satisfactory completion of an FDA advisory committee review, if applicable; and

•
FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.

Before testing any compounds with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies, to assess the potential safety and activity of the drug candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance.

Clinical trials involve the administration of the drug candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include the requirement that all research participants provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject inclusion and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1. The drug is initially administered to healthy human participants and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion, the side effects associated with increasing doses and if possible, to gain early evidence of effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•
Phase 2. The drug is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases or conditions and to determine dosage tolerance, optimal dosage and dosing schedule. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•
Phase 3. The drug is administered to an expanded patient population to further evaluate dosage and clinical efficacy at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall benefit/risk ratio of the product and provide an adequate basis for product approval. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA.

Post-approval studies, or Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected AEs or any finding from tests in laboratory animals that suggests a significant risk for human participants. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research participants or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. Data may come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product to the satisfaction of the FDA. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances.

In addition, the Pediatric Research Equity Act (PREA) requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data need to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation. Unless otherwise required by regulation, the PREA does not apply to any drug for an indication for which orphan designation has been granted. However, if only one indication for a product has orphan designation, a pediatric assessment may still be required for any applications to market that same product for the non-orphan indication(s).

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Prescription Drug User Fee Act (PDUFA) guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions and typically follows the advisory committee’s recommendations.

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical sites to assure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application has ended and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may detail required additional clinical data and/or (an) additional pivotal Phase 3 clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. For example, the FDA may require Phase 4 testing, which involves clinical trials designed to further assess a drug safety and effectiveness, and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also determine that a REMS is necessary to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity.

Expedited Development and Review Programs

The FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a NDA is submitted, the product candidate may be eligible for priority review. With regard to a fast track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for approval, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it is designed to treat a serious condition, and if approved, would provide a significant improvement in the treatment, diagnosis or prevention of a serious condition compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify the predicted clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required clinical trials, or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

A sponsor may seek FDA designation of a drug candidate as a “breakthrough therapy” if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If a drug is designated as breakthrough therapy, FDA will expedite the development and review of such drug. Breakthrough therapy designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met.

Fast track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. In addition, such designations or shortened review periods may not provide a material commercial advantage.

Post-Approval Requirements

Any drug products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products.

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long term stability of the drug product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical studies to assess new safety risks, or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•
fines, warning letters, or untitled letters;

•
clinical holds on clinical studies;

•
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;

•
product seizure or detention, or refusal to permit the import or export of products;

•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;

•
mandated modification of promotional materials and labeling and the issuance of corrective information;

•
the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or

•
injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labelling.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents, if granted, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years, as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (ANDA) or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of non-patent market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

DEA Regulation

The CSA establishes registration, security, recordkeeping, reporting, storage, distribution and other requirements administered by the DEA. The DEA is concerned with the control of handlers of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances.

Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances.

Annual registration is required for any facility that manufactures, distributes, dispenses, imports or exports any controlled substance. The registration is specific to the particular location, activity and controlled substance schedule. For example, separate registrations are needed for import and manufacturing, and each registration will specify which schedules of controlled substances are authorized. The DEA typically inspects a facility to review its security measures prior to issuing a registration. Security requirements vary by controlled substance schedule, with the most stringent requirements applying to Schedule I and Schedule II substances. Required security measures include background checks on employees and physical control of inventory through measures such as cages, surveillance cameras and inventory reconciliations. Records must be maintained for the handling of all controlled substances, and periodic reports made to the DEA. Reports must also be made for thefts or losses of any controlled substance, and authorization must be obtained to destroy any controlled substance. In addition, special authorization and notification requirements apply to imports and exports.

To meet its responsibilities, the DEA conducts periodic inspections of registered establishments that handle controlled substances. Failure to maintain compliance with applicable requirements, particularly as manifested in loss or diversion, can result in enforcement action that could have a material adverse effect on our business, results of operations and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations. In certain circumstances, violations could eventuate in criminal proceedings. Individual states also regulate controlled substances, and we and our contract manufacturers will be subject to state regulation on distribution of these products.

Other U.S. Healthcare Laws and Compliance Requirements

Although we currently do not have any products on the market, we are and, upon approval and commercialization, will be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. In the United States, such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, price reporting, and physician sunshine laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor.

Additionally, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The federal false claims laws, including the False Claims Act, which prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim under the False Claims Act includes “any request or demand” for money or property presented to the U.S. government. The federal civil False Claims Act can be enforced through private “qui tam” actions brought by individual whistleblowers in the name of the government. In addition, manufacturers can be held liable under the civil False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product and for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-covered, uses. In addition, a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) also created new federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Additionally, the federal Physician Payments Sunshine Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) annually report information related to certain payments or other transfers of value made or distributed to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and certain ownership and investment interests held by physicians and their immediate family members.

Numerous state, federal and foreign laws, self-regulatory schemes, regulations, and standards govern the collection of, disclosure of, use of, access to, transfer of, and confidentiality and security of personal information and health-related information, and could apply now or in the future to our operations or the operations of our partners. For example, In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. For example, HIPAA, as amended by HITECH and regulations implemented thereunder, imposes requirements relating to the privacy, security and transmission of individually identifiable health information on covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, as well as their covered subcontractors. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Further, entities that knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA may be subject to criminal penalties.

In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For instance, California recently enacted the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020. The CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal information of consumers or households. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Further, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters on November 3, 2020. When it goes into effect on January 1, 2023, the CPRA will modify significantly the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Both the CCPA and CPRA could impact our business activities depending on how they are interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

We also are or will become subject to applicable privacy laws in the jurisdictions in which we are established or in which we sell or market our products or run clinical trials. For example, if we conduct EU-based clinical trials, we will be subject to the GDPR in relation to our collection, control, processing and other use of personal data of data participants within the European Economic Area (EEA) (i.e. data relating to an identifiable living individual). We process personal data in relation to participants in our clinical trials in the EEA, including the health and medical information of these participants. The GDPR is directly applicable in each EU and EEA Member State, however, it provides that EU and EEA Member States may introduce further conditions, including limitations which could limit our ability to collect, use and share personal data (including health and medical information), or could cause our compliance costs to increase, ultimately having an adverse impact on our business. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing activities and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data participants (in a concise, intelligible and easily accessible form) how their personal data is to be used, imposes limitations on retention of personal data; defines for the first time pseudonymized (i.e., key-coded) data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are also subject to EU rules with respect to cross-border transfers of personal data out of the EU and EEA. We are subject to the supervision of local data protection authorities in those EU jurisdictions where we are established or otherwise subject to the GDPR, and may also be subject to the laws of Switzerland, which has its own set of stringent privacy and data protection laws and regulations. More specifically, the Swiss Federal Act on Data Protection (DPA), applies to the collection and processing of personal data, including health-related information, in certain circumstances, for companies conducting business in Switzerland or with Swiss companies or individuals. The DPA has been revised and adopted by Parliament, and the revised version and its revised ordinances are expected to enter into force in 2022. This revised law may result in an increase of costs of compliance, risks of noncompliance and penalties for noncompliance. Fines for certain breaches of the GDPR are significant: up to the greater of €20 million or 4% of total global annual turnover. In addition to the foregoing, a breach of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, or potential civil claims including class action type litigation.

In addition, the GDPR includes restrictions on cross-border data transfers. Certain aspects of cross-border data transfers under the GDPR are uncertain as the result of legal proceedings in the EU, including a recent decision by the Court of Justice for the EU that invalidated the EU-U.S. Privacy Shield and, to some extent, called into question the efficacy and legality of using standard contract clauses. This may increase the complexity of transferring personal data across borders. The GDPR will increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Switzerland has adopted similar restrictions under the DPA. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the United States, they are subject to legal challenges and uncertainty about compliance with EU and Swiss data protection laws remains. There are similar uncertainties around data transfers to and from the United Kingdom following its departure from the EU and the end of the transition period.

Further, the vote in the United Kingdom in favor of exiting the EU, referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. Specifically, while the Data Protection Act of 2018, which “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, aspects of data protection in the United Kingdom, such as the transfer of data from the EEA to the United Kingdom, remain uncertain. Beginning in 2021, the United Kingdom became a “third country” under the GDPR.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, track and report gifts, compensation and other remuneration made to physicians and other healthcare providers, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are also potentially subject to federal and state consumer protection and unfair competition laws.

If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we or our collaborators obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such drug products.

In the United States, third-party payors include federal and state healthcare programs, government authorities, private managed care providers, private health insurers and other organizations. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. Such payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. We or our collaborators may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Nonetheless, our product candidates may not be considered medically necessary or cost-effective. Moreover, the process for determining whether a third-party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payor will pay for the drug product. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. As a result, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

If we elect to participate in certain governmental programs, we may be required to participate in discount and rebate programs, which may result in prices for our future products that will likely be lower than the prices we might otherwise obtain. For example, drug manufacturers participating under the Medicaid Drug Rebate Program must pay rebates on prescription drugs to state Medicaid programs.

Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular drug candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any product candidates for which we or our collaborators receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other healthcare funding and applying new payment methodologies.

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively ACA), was enacted, which affected existing government healthcare programs and resulted in the development of new programs. There have been judicial and Congressional challenges to certain aspects of the ACA, and it is unclear how such litigation and other efforts to challenge, repeal or replace the ACA will impact the ACA or our business.

Other legislative changes relating to healthcare have also been proposed and adopted in the United States since the ACA was enacted, and there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Congressional inquiries, presidential executive orders, and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

We anticipate that these new laws will result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations. Further, it is possible that additional governmental action is taken in response to the evolving effects of the COVID-19 pandemic. Additionally, health reform initiatives may arise in the future, particularly as a result of the recent presidential election.

The U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act of 1977 (FCPA) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Europe / Rest of World Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we or our potential collaborators obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of an application for a clinical trial authorization (CTA) much like the IND prior to the commencement of human clinical trials. In the EU, for example, a CTA must be submitted to each country’s national health authority and an application made to an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements and a favorable ethics committee opinion has been issued, clinical trial development may proceed.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational drug or biological product under EU regulatory systems, we must submit a marketing authorization application either under the so-called centralized or national authorization procedures.

Centralized procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission following a favorable opinion by the EMA that is valid in all EU member states, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases, other immune dysfunctions and viral diseases. The centralized procedure is optional for other products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health or which contain a new active substance for indications other than those specified to be compulsory.

National authorization procedures. There are also two other possible routes to authorize medicinal products in several EU countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:

•
Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorizations in more than one EU Member State of medicinal products that have not yet been authorized in any EU Member State and that do not fall within the mandatory scope of the centralized procedure.

•
Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

The EMA grants orphan drug designation to promote the development of products for the treatment, prevention or diagnosis of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. In addition, orphan drug designation can be granted if the drug is intended for a life threatening or chronically debilitating condition in the EU and without incentives it is unlikely that sales of the drug in the EU would be sufficient to justify the investment required to develop the drug. Orphan drug designation is only available if there is no other satisfactory method approved in the EU of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation provides opportunities for free or reduced-fee protocol assistance, fee reductions for marketing authorization applications and other post-authorization activities and ten years of market exclusivity following drug approval, which can be extended to 12 years if trials are conducted in accordance with an agreed-upon pediatric investigational plan. The exclusivity period may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we or our potential collaborators fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees

As of December 31, 2021, we employed 22 employees, 21 of whom are full-time, consisting of clinical, research and manufacturing, operations, finance and business personnel. Eight of our employees hold either an M.D. or Ph.D. degree. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Facilities

We entered into a two-year lease for certain office space in San Diego, California in June 2021. Rent payments are approximately $29,000 per month for the first year and increase by 4.5% in the second year. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors.

An investment in shares of our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our audited financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares in our common stock. The occurrence of any of the risks described below could harm our business, financial condition, results of operations, growth prospects and/or stock price or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

Risk Relating to Arena being Acquired by Pfizer

Arena may be acquired by Pfizer, Inc., and Arena’s acquisition may negatively impact our development program and stock price.

On December 13, 2021, Arena and Pfizer announced a merger agreement that, if closed, will result in Pfizer acquiring Arena. We have licensed our product candidates, including LP352, LP659 and LP143, from Arena, and we rely on Arena to help protect intellectual property relating to our licensed products. As of December 31, 2021, Arena also holds 23.1% of our outstanding shares of common stock, and provides us certain services pursuant to a Services Agreement. We do not know if or when the acquisition of Arena by Pfizer will close. If Pfizer does acquire Arena, we do not know if Pfizer will cooperate with us in protecting the intellectual property relating to our licensed products, continue to provide us services or hold or sell the shares of our common stock that it owns. We also do not know if Pfizer will view our development programs positively or negatively, or as complimentary or competitive to its development programs. If a disagreement between us and Pfizer were to occur, Pfizer might seek to acquire control of us through ownership of the shares of our common stock that it owns, challenge our rights or default on its obligations in the License Agreement or another agreement between us, or sell its shares, any of which actions could have an adverse impact on our ability to develop our products or on our stock price.

In addition, following Pfizer’s acquisition of Arena, any of the risks identified herein relating to Arena will be risks relating to Pfizer.

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

We were incorporated in January 2020 and we have a very limited operating history upon which you can evaluate our business and prospects. Our operations to date have been primarily focused on organizing and staffing our company, research and development activities, business planning, raising capital, in-licensing intellectual property rights and establishing our intellectual property portfolio, and providing general and administrative support for these operations. LP352, our most advanced product candidate, is in early clinical development, while our other product candidates, including LP659 and LP143, are in the preclinical or research stage. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry, including an ability to obtain regulatory approval of a product candidate, manufacture any product candidate at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In addition, we have limited experience completing clinical trials as a company. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses since our inception in January 2020. For the year ended December 31, 2021, we reported a net loss of $27.8 million. As of December 31, 2021, we had an accumulated deficit of $42.2 million.

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

We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we continue to develop our product candidates in preclinical studies and clinical trials and expand our organization by hiring additional personnel. Our expenses will increase substantially if our product candidates successfully complete early clinical and other studies, and also could increase beyond expectations if the U.S. Food and Drug Administration (FDA) or other regulatory authorities require us to perform clinical and other studies in addition to those that we currently anticipate. In addition, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Furthermore, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to manufacturing, marketing, sales and distribution.

As of December 31, 2021, our cash, cash equivalents and short-term investments were $106.7 million. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

Negative U.S. and global economic conditions may create financial risks for us.

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

Risks Related to the Development and Commercialization of Our Product Candidates

We are early in our development efforts and have only one product candidate, LP352, in early clinical development. All of our other product candidates are in the preclinical or research stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are in the early stages of our development efforts and have only one product candidate, LP352, in early clinical development. We have completed the SAD and MAD portions of a Phase 1 clinical trial and have initiated a Phase 1b/2a clinical trial (the PACIFIC Study) for this product candidate. Our other product candidates currently in development, including LP659 and LP143, are in the preclinical stage. We will need to progress LP659, LP143 and any other early product candidates through IND-enabling studies and submit INDs to the FDA prior to initiating their clinical development. Moreover, none of our product candidates have advanced into a pivotal study. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

We have licensed our product candidates from Arena. The fields of the licenses for these products contain certain restrictions. For example, the field of license for LP659 is for limited selected CNS indications and other neurological indications that Arena consents to include in the license, which consent shall not be unreasonably withheld. By way of another example, the field of license for LP143 and certain other licensed compounds is for CNS indications. If we make a request to expand the field of our license to include additional indications that we determine are advantageous or necessary for us to develop a licensed compound, Arena may not agree. This could have an adverse impact on our ability to develop our product candidates and could limit the ability to commercialize our product candidates.

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

In particular, while we have results from the SAD and MAD portions of a Phase 1 clinical trial of LP352, we do not know how LP352 will perform in future clinical trials, including the PACIFIC Study. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, or after others, including regulatory authorities, disagreed with such companies’ views and interpretations of the data and results from earlier preclinical studies or clinical trials. Further, neither we nor any third party, including Arena, have conducted preclinical studies of LP352 with respect to epilepsy or in the treatment of pediatric patients. As we investigate

LP352 for DEEs and other epileptic diseases, we may encounter difficulties that we have not yet encountered. Furthermore, LP659 and LP143 may not be able to progress from preclinical to Phase 1 clinical development.

Clinical trials may not be conducted as planned or completed on schedule, if at all. A failure of a clinical trial can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•
delays in reaching a consensus with regulatory authorities on trial design or implementation;
•
delays in obtaining regulatory authorization to commence a trial;
•
delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
delays in obtaining approval from one or more institutional review boards (IRBs), or IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional participants, or withdrawing their approval of the trial;
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
•
occurrence of adverse events (AEs) or serious adverse events (SAEs) associated with the product candidate that are viewed to outweigh its potential benefits;
•
occurrence of SAEs in trials of the same class of agents conducted by other companies;
•
selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
•
a facility manufacturing our product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practice (cGMP) regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
•
third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol (GCP) or other regulatory requirements; or
•
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter difficulties or delays in initiating, screening, enrolling, conducting, or completing our ongoing and planned preclinical studies and clinical trials. Clinical site initiation and patient screening and enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Investigators and patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, could be limited, which in turn could adversely impact our clinical trial operations. Additionally, we may experience interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic. As a result of the COVID-19 pandemic, we have faced and may continue to face delays in meeting our anticipated timelines for our ongoing and planned clinical trials. For example, the initiation of the MAD portion of the Phase 1 clinical trial of LP352 was delayed, in part, as a result of the impact of the COVID-19 pandemic on the clinical site in the United Kingdom that conducted the SAD portion of the Phase 1 clinical trial for LP352, and subsequently we modified the protocol and relocated the MAD portion of such trial to a new clinical site in the United States. We completed the MAD portion of such trial in September 2021.

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

We are early in our development efforts for our product candidates, and we will need to successfully complete Phase 1 clinical trials and later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market LP352, LP659, LP143 or any future product candidates. Carrying out clinical trials and the submission of NDAs is complicated. We completed the MAD portion of a Phase 1 clinical trial for LP352 (which was the first clinical trial we conducted as a company) in September 2021 and have not yet conducted any clinical trials for our other product candidates. We have not conducted any later stage or pivotal clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA or other comparable foreign regulatory submission for any product candidate. We also plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years. This may be a difficult process to manage with our limited resources and may divert the attention of management. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of our product candidates will be required or how such trials will have to be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

Because we have multiple product candidates in our clinical pipeline and are considering a variety of target indications, we may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific product candidates, indications and development programs. We may also conduct several clinical trials for our product candidates in parallel over the next several years, which may make our decision as to which product candidates to focus on more difficult. For example, we are currently conducting the PACIFIC Study for LP352 for DEEs, including Dravet syndrome and LGS, among others, in the first quarter of 2022. Further, we are investigating in preclinical studies LP659 for select neurological diseases, LP143 for CNS diseases and disorders and other compounds in earlier research. As a result, we may forgo or delay pursuit of opportunities with other product candidates or other indications that could have had greater commercial potential or likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.

Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA or other comparable foreign regulatory authorities. Additionally, certain clinical trials for future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants. For example, the number of patients suffering from DEEs, such as Dravet syndrome and LGS, is small and, in some cases, has not been established with precision. If the actual number of patients with these diseases is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our product candidates. Even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials.

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

LP352, our most advanced product candidate, is an oral, centrally acting, 5-HT2c superagonist with negligible observed impact on 5-HT2b and 5-HT2a receptor subtypes in our preclinical studies to date. 5-HT2b and 5-HT2a receptor subtypes have been known to be associated with significant adverse side effects, including valvular heart disease and pulmonary arterial hypertension in the case of the 5-HT2b receptor, and hallucinations and mild to severe anxiety in the case of the 5-H2Ta receptor. LP352 has the potential to be a clinically differentiated 5-HT2c superagonist for patients with DEEs. For example, fenfluramine, marketed as FINTEPLA, a non-specific 5-HT2 agonist, was approved for the treatment of seizures associated with Dravet syndrome by the FDA in 2020. Fenfluramine has been associated with significant side effects and FINTEPLA has a REMS program requirement and a boxed warning. Another 5-HT2c agonist, lorcaserin, is also under evaluation for its potential to reduce seizures in patients with Dravet syndrome and refractory epilepsies. Lorcaserin was discovered by Arena and approved by the FDA for chronic weight management, marketed as BELVIQ by Eisai. Lorcaserin was withdrawn from the market at the request of the FDA following the FDA’s analysis of the CAMELLIA-TIMI 61 clinical trial, for which patients in the lorcaserin group demonstrated a numerically higher but not a statistically significantly higher rate of total cancer diagnoses (7.7% vs 7.1% placebo). Based on the results of this clinical trial, the FDA concluded that the risks of lorcaserin outweigh the benefits, and requested that lorcaserin be withdrawn from the market for the approved indication of weight management. However, the FDA authorized an expanded access program for patients with Dravet syndrome to continue to receive lorcaserin. LP352 was designed and developed by Arena to be the next generation to lorcaserin, with the goal of being a safer and more effective 5-HT2c agonist. We believe LP352’s potential for high selectivity and novel chemistry gives it the potential to reduce seizures in DEE patients and overcome the known or perceived safety limitations of available drugs in the 5-HT2 class. However, we may not be correct, and the selectivity, specificity or other attributes of LP352 may result in similar or less desirable clinical profiles than less selective and specific available drugs or other product candidates. Further, in nonclinical toxicity studies of LP352 in rats and non-human primates (NHPs) conducted by Outpost Medicine, LLC prior to returning the product to Arena, certain male rats and NHPs of varying degrees of maturity in the respective high dose groups experienced minimal to slight degeneration/atrophy of the seminiferous tubules with reduced spermatocyte maturation. Although exposure levels for these high dose groups were estimated to be far in excess of planned human exposures in our clinical trials and no similar AEs were observed in our subsequent toxicity studies in sexually mature rats and NHPs, we may see similar findings in the future.

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
•
regulatory authorities may require additional warnings on the label or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
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

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us.

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

DEEs are commonly treated with multiple combinations of anti-epileptic drugs (AEDs) though physician preference for administered therapies differs across different epilepsy types. Pharmaceutical companies, such as Eisai, Lundbeck, Pfizer, and UCB have approved AEDs for the treatment of epilepsies. There are also non-pharmaceutical therapies for epilepsy patients, such as a ketogenic diet, vagus nerve stimulation, and surgery for some patients. Three companies have obtained FDA approval for the treatment seizures associated with DEEs. For example, fenfluramine was approved for the treatment of seizures associated with

Dravet syndrome in June 2020, and became available for Dravet patients through a REMS program in July 2020, and there is a sNDA filed for potential use in LGS. Epidiolex (cannabidiol) was approved by the FDA for the treatment of seizures associated with Dravet syndrome and LGS in 2018, and the treatment of seizures associated with TSC in 2020, and DIACOMIT (stiripentol) was approved by the FDA in 2018 for seizures associated with Dravet syndrome. In addition, other companies are developing therapeutics for the treatment of epilepsies, including alternative approaches such as gene therapy.

In the S1P receptor modulator space, there are four drugs that have been approved by the FDA for the treatment of certain indications in multiple sclerosis: fingolimod, ozanimod, ponesimod and siponimod. There are multiple additional S1P receptor modulators in development for additional therapeutic indications beyond multiple sclerosis, including in other neurological diseases. There are also numerous other drugs and product candidates in development for indications for which we might develop our product candidates.

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

Risks Related to Regulatory Compliance

Our relationships with customers, healthcare providers, and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, other healthcare laws and regulations and data privacy and security laws and regulations, contractual obligations and self-regulatory schemes. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

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
•
the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created additional federal criminal statutes that prohibit, among other things, a person from knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private). Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, individuals or entities that perform certain services on behalf of a covered entity that involves the use or disclosure of individually identifiable health information and their subcontractors that use, disclose or otherwise process individually identifiable health information;
•
The Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (CMS), information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors, physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse midwives) and teaching hospitals during the previous year; and (ii) ownership and investment interests held by physicians and their immediate family members;
•
state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and/or information regarding drug pricing, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers, state laws and regulations that require drug manufacturers to file reports relating to drug pricing and marketing information, and state and local laws that require the registration of pharmaceutical sales representatives; and

•
state and foreign laws that govern the privacy and security of personal information, including health-related information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. By way of example, California enacted the California Consumer Privacy Act (CCPA), effective January 1, 2020, which gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Moreover, a new privacy law, the California Privacy Rights Act (CPRA) was approved in November 2020 by California voters. The CCPA and CPRA may increase our compliance costs and potential liability. Further, the EU General Data Protection Regulation (GDPR) imposes obligations and restrictions on the collection and use of personal data relating to individuals in the European Economic Area (EEA) (including health data). The GDPR increases obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data and requiring changes to informed consent practices and more detailed notices for clinical trial participants and investigators.

In Europe, the General Data Protection Regulation (EU) 2016/679 (GDPR), as well as EU and EEA Member State implementing legislations, apply to the collection and processing of personal data, including health-related information. Importantly, the GDPR materially expands the definition of what is expressly provided to constitute “personal data” including by clarifying that the GDPR applies to pseudonymized (i.e. key-coded) data, which is often processed by sponsors in the context of clinical trials EU and EEA Member States are also able to legislate separately on health and genetic data, and we must comply with these local laws where we operate. Also, notwithstanding the UK’s withdrawal from the EU, the data protection obligations of the GDPR continue to apply to UK-related processing of personal data in substantially unvaried form under the so-called “UK GDPR” (i.e. the GDPR as it continues to form part of law in the UK by virtue of section 3 of the European Union (Withdrawal) Act 2018). The GDPR has “extra-territorial” reach in that it applies (inter-alia) to any processing of personal data that concerns the offering of goods or services to individuals in the EEA or UK (as applicable) and/or the monitoring of their behavior, regardless of the existence of an establishment in the EEA or UK (as applicable). As such, the GDPR applies to any clinical trials and other operations taking in place in the EEA and UK. The GDPR provides for robust regulatory enforcement and fines of up to 20 million euros (and/or in respect of the UK GDPR, 17.5 million pounds sterling) or up to 4% of annual global revenue (whichever is higher). While the GDPR affords some flexibility in determining how to comply with the various requirements, significant effort and expense has been, and will continue to be, invested to ensure continuing compliance. In Switzerland, the Federal Act on Data Protection (DPA), also applies to the collection and processing of personal data, including health-related information, by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland. The DPA has been revised and adopted by Parliament, and the revised version and its revised ordinances are expected to enter into force in 2022. This revised law may result in an increase of costs of compliance, risks of noncompliance and penalties for noncompliance.

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

In addition, the GDPR prohibits the transfer of personal data from the EEA and the UK to the United States, and other countries in respect of which the European Commission or other relevant regulatory body has not issued a so-called “adequacy decision” (known as “third countries”). Switzerland has adopted similar restrictions under the DPA. Although there are legal mechanisms to allow for the transfer of personal data from the EEA, UK and Switzerland to the United States, legal challenges in Europe to these mechanisms have resulted in further limitations on the ability to transfer personal data across borders. In particular, certain governments have been unable to reach agreement on or maintain existing mechanisms designed to support cross-border data transfers, such as the EU-US and Swiss-US Privacy Shield Frameworks (the Privacy Shield). For example, on July 16, 2020, the Court of Justice of the European Union invalidated Decision 2016/1250 on the adequacy of the protection provided by the EU-US Privacy Shield Framework. To the extent that we were able to rely on the Privacy Shield, we will not be able to do so in the future, which could increase our costs and limit our ability to process personal data from the EEA, UK and/or Switzerland. The same decision also cast doubt on the ability to use one of the primary alternatives to the Privacy Shield, namely, the European Commission’s “Standard Contractual Clauses”, to lawfully transfer personal data from the EEA, UK and/or Switzerland to the United States other third countries. On June 4, 2021, the European Commission published new versions of the Standard Contractual Clauses. These must be used for all new transfers of personal data from the EEA to third countries (including the US) starting September 27, 2021, and all existing transfers of personal data from the EEA to third countries relying on the existing versions of the Standard Contractual Clauses must be replaced by December 27, 2022. The implementation of the new Standard Contractual Clauses will necessitate significant contractual overhaul of our data transfer arrangements with our CROs, sub-processors and other vendors. At present, there are few if any viable alternatives to the Privacy Shield and the Standard Contractual Clauses. As such, transfers of personal data from the EEA, UK and/or Switzerland to the United States and other third countries may not fully comply with the cross-border data transfer restrictions set out in the GDPR. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of operating our business.

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

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) which ended the use of the statutory formula and established a quality payment program, also referred to as the Quality Payment Program. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. The full impact to overall physician reimbursement as a result of the introduction of the Quality Payment Program remains unclear. Any resulting decrease in payment under the merit-based reimbursement system may adversely affect our revenue and results of operations. Further, any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

The FDA, Department of Justice (DOJ), and comparable foreign authorities strictly regulate the marketing and promotional claims that are made about pharmaceutical products, including our product candidates LP352, LP659 and LP143. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or comparable foreign authorities as reflected in the product’s approved labeling. Although physicians may prescribe products for off-label uses as the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. If we are found to have promoted such off-label uses, we may receive warning letters from the FDA and comparable foreign authorities and become subject to significant liability, which would materially harm our business.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, at times during the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

By way of another example, in response to the global COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, and on

March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. On July 10, 2020, the FDA announced its intention to restart routine pre-announced surveillance inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Risks Related to Our Intellectual Property

We depend on intellectual property licensed from third parties, including Arena, and the failure of our licensors to protect the licensed intellectual property or the termination our license could result in the loss of significant rights, which would harm our business.

We are dependent on technology, patents, know-how, and proprietary materials, both our own and licensed from Arena. We entered into the Arena License Agreement pursuant to which we acquired an exclusive, royalty bearing, sublicensable, worldwide license to develop and commercialize LP352 for any use in humans, LP659 for the treatment of selected CNS indications and other neurological indications that Arena consents to include in the license (which consent shall not be unreasonably withheld), LP143 for the treatment of any CNS indication, and certain other compounds for CNS indications (pharmaceutical products containing any such compounds, the Licensed Products). Any termination of this license will result in the loss of significant rights and will restrict our ability to develop and commercialize our product candidates. If we or Arena (or, if Pfizer acquires Arena, Pfizer) fails to adequately protect this intellectual property, or if we seek to expand the field of our license to include additional indications we determine our advantageous or necessary for us to develop a licensed compound and Arena (or, if Pfizer acquires Arena, Pfizer) does not consent our ability to commercialize these compounds could suffer.

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

In addition, the growth of our business will likely depend in part on our ability to acquire or in-license additional proprietary rights, including to advance our research or allow commercialization of our product candidates. In that event, we may be required to expend considerable time and resources to develop or license replacement technology. For example, our programs may involve additional technologies or product candidates that may require the use of additional proprietary rights held by third parties. Furthermore, other pharmaceutical companies and academic institutions may also have filed or are planning to file patent applications potentially relevant to our business. Our product candidates may also require specific formulations or other technology to work effectively and efficiently. These formulations or technology may be covered by intellectual property rights held by others. From time to time, in order to avoid infringing these third-party patents, we may be required to license technology from additional third parties to further develop or commercialize our product candidates. We may be unable to acquire or in-license any relevant third-party intellectual property rights, including any such intellectual property rights required to manufacture, use or sell our product candidates, that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, and as a result we may be unable to develop or commercialize the affected product candidates, and we may have to abandon development of the relevant research programs or product candidates, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license under such intellectual property rights, any such license may be non-exclusive, which may allow our competitors’ access to the same technologies licensed to us.

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

Arena (and, if Pfizer acquires Arena, Pfizer) has the first right to control the prosecution and bring enforcement actions for infringement by third parties with respect to the licensed patents for LP143 licensed to us under the Arena License Agreement, for at least a period of time, with input from us, and we have an obligation to reasonably cooperate with Arena with respect to prosecution and enforcement of the other licensed programs, including LP352, LP659 and the 5HT2A compounds. Unsuccessful actions to prosecute the patent applications or to prosecute such patent applications in our best interest could adversely affect our intellectual property rights.

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

We may be dependent on intellectual property licensed or sublicensed to us from, or for which development was funded or otherwise assisted by, government agencies or academic or other institutions, for development of our technology and product candidates. Failure to meet our own obligations to our licensors or upstream licensors, including such government agencies or academic or other institutions, may result in the loss of our rights to such intellectual property, which could harm our business.

Government agencies or academic or other institutions may provide funding, facilities, personnel or other assistance in connection with the development of the intellectual property rights owned by or licensed to us. Such government agencies may have retained rights in such intellectual property, including the right to grant or require us to grant mandatory licenses or sublicenses to such intellectual property to third parties under certain specified circumstances, including if it is necessary to meet health and safety needs that we are not reasonably satisfying or if it is necessary to meet requirements for public use specified by federal regulations, or to manufacture products in the United States. Any exercise of such rights, including with respect to any such required sublicense of these licenses could result in the loss of significant rights and could harm our ability to commercialize licensed products.

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

Composition of matter patents for pharmaceutical products often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain, however, that the claims in our pending patent applications covering the composition of matter of our product candidates will be considered patentable by the U.S. Patent and Trademark Office (USPTO), or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label” for those uses that are covered by our method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or enforce against.

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

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. These changes could also increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (Leahy-Smith Act) was signed into law. When implemented, the Leahy-Smith Act included several significant changes to U.S. patent law that impacted how patent rights could be prosecuted, enforced and defended. In particular, the Leahy-Smith Act also included provisions that switched the United States from a “first-to-invent” system to a “first-to-file” system, allowed third party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent by the USPTO-administered post-grant proceedings. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO developed new regulations and procedures governing the administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, became effective on March 16, 2013. It remains unclear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a negative effect on our business.

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

Confidentiality agreements with employees and third parties may not prevent unauthorized disclosure of trade secrets and other proprietary information.

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

In October 2020, we entered into the Services Agreement under which Arena agreed to perform certain research and development, general administrative, management services and other mutually agreed upon services. The term of the Services Agreement will continue until December 31, 2022 and will automatically renew for successive one year terms unless sooner terminated by either party. Arena may terminate the Services Agreement by giving us 60 days’ notice.

We have been decreasing, and expect to continue to decrease, our activities under the Services Agreement as we hire employees with the requisite expertise. We are still in the process of transitioning responsibilities from Arena to our company, and if Arena fails to perform its obligations under the Services Agreement, we may not be able to operate our business effectively.

If Pfizer acquires Arena, Pfizer may not continue providing us some or all of the services currently being provided by Arena.

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

We, our CROs and other third parties we might engage will be required to comply with the good laboratory practices (GLPs) and GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we will rely on CROs and others to conduct GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs and others does not relieve us of our regulatory responsibilities. If we, our CROs and other third parties we engage fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs or others fail to comply with these regulations or fail to recruit a sufficient number of participants, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

Our product candidates may be regulated as controlled substances, the making, use, sale, importation, exportation, and distribution of which are subject to significant regulation by the U.S. Drug Enforcement Administration (DEA) and other regulatory agencies.

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

The COVID-19 pandemic continues to evolve. As a result of the COVID-19 pandemic, we have faced and may continue to face delays in meeting our anticipated timelines for our ongoing and planned clinical trials. Specifically, the initiation of the MAD portion of the Phase 1 clinical trial of LP352 was delayed, in part, as a result of the impact of the COVID-19 pandemic on the clinical site in the United Kingdom that conducted the SAD portion of the Phase 1 clinical trial for LP352, and subsequently we modified the protocol and relocated the MAD portion of such trial to a new clinical site in the United States. We completed the MAD portion in September 2021. The extent to which the COVID-19 pandemic continues to impacts our business, our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions, quarantines, social distancing and vaccine mandate requirements and business closures in the United States and other countries, and business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the virus and its variants. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts have previously impacted and could in the future adversely affect our business, financial condition, results of operations and growth prospects.

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

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

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

Risks Related to Ownership of Our Common Stock

An active, liquid and orderly trading market for our common stock may not be sustained.

We have a limited number of shares that trade each day compared to many other companies. You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active.

Further, a lesser active market may impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

The price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

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
•
adverse results or delays in our preclinical studies and clinical trials, including as a result of the FDA or comparable foreign regulatory authorities disagreeing with the design or implementation of our clinical trials;
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
•
any termination or loss of rights under the Arena License Agreement or Services Agreement;
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

In addition, the stock market in general, and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. From March 12, 2021 through February 28, 2022 the closing price of our common stock has ranged between $4.00 and $17.30 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

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

The dual class structure of our common stock may limit your ability to influence corporate matters and may limit your visibility with respect to certain transactions.

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

Sales of a substantial number of shares of our common stock by our existing stockholders, including Arena, in the public market, or the perception that such sales could occur, could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2021, there were a total of 13,585,950 shares of common stock outstanding (including 145,189 shares subject to repurchase as of such date), which does not include the shares of our non-voting common stock that may be converted into an aggregate of 3,629,400 shares of our common stock. 9,607,410 of these shares are freely tradable without restriction in the public market.

In addition, as of December 31, 2021, Arena owns 3,978,540 shares, or 23.1%, of our outstanding shares of common stock. Subject to the restrictions described in the paragraph below, sales of these shares in the public market are subject to the volume and other restrictions of Rule 144 under the Securities Act for so long as Arena is deemed to be our affiliate, unless the shares to be sold are registered with the SEC. The sale by Arena of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our common stock. Additionally, if Pfizer acquires Arena, Pfizer may hold or sell all or a portion of shares of common stock it holds. Such sales, or a perception that such sales could occur, could significantly reduce the market price of our common stock.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until December 31, 2026, although circumstances could cause us to lose that status earlier, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

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

General Risk Factors

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

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

Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our securities.

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

Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our common stock.

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

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In June 2021, we entered into a lease agreement for office space located at 4275 Executive Square, Suite 950, La Jolla, California 92037 where we occupy 8,681 square feet. The lease agreement will expire in June 2023. We believe that the lease agreement for our corporate headquarters is adequate to meet our needs for the foreseeable future.

Item 3. Legal Proceedings.

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. We believe there is no threatened litigation or litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on the Nasdaq Global Market under the symbol “LBPH” since March 12, 2021. Prior to that date, there was no public trading market for our common stock.

Holders of Common Stock

The last reported sale price of our common stock on February 28, 2022 as reported on the Nasdaq Global Market was $4.59. As of February 28, 2022, there were approximately six holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (DTC). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not expect to pay any dividends for the foreseeable future. We currently intend to retain any future earnings to fund the operation, development, and expansion of our business. Any future determination to pay dividends will be at the sole discretion of our Board of Directors and will depend upon several factors, including our results of operations, capital requirements, financial condition, future prospects, contractual arrangements, restrictions imposed by applicable law, and other factors our Board of Directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

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

Recent Sales of Unregistered Equity Securities

Stock Option Grants

From January 1 to February 17, 2021, we granted options to purchase 194,269 shares of our common stock to certain of our employees and directors with a weighted-average exercise price of $8.46 per share. The number of shares of our common stock and the weighted-average exercise price have been adjusted to reflect the stock split related to our IPO in March 2021. The offer, sale and issuance of these options were deemed to be exempt from registration under the Securities Act in reliance on either Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or Section 4(a)(2) in that the issuance of securities was to accredited investors in a private placement transaction that did not involve a public offering.

Issuance of Common Stock upon Conversion of Series A Preferred Stock

On March 16, 2021, upon consummation of our IPO, all shares of our then-outstanding Series A preferred stock converted into 4,098,600 shares of our common stock. The common stock was issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) or Section 4(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and related notes included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of this Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel, transformative medicines for neurological diseases. We were formed in January 2020 by Arena to advance a portfolio of centrally acting product candidates designed to be highly selective for specific GPCRs. Our small molecule product candidates were discovered out of the same platform at Arena that represents a culmination of more than 20 years of GPCR research. We are currently focused on developing the following product candidates in our pipeline:

•
LP352, an oral, centrally acting, 5-HT2c superagonist, currently in a Phase 1b/2a clinical trial (the PACIFIC Study) for the treatment of seizures associated with DEEs, which may include Dravet syndrome, LGS, TSC, and CDKL5 deficiency disorder, among others;
•
LP659, a centrally acting, S1P1,5 receptor modulator in preclinical studies for multiple neurological diseases and we anticipate submitting an IND to the FDA in the second half of 2022; and
•
LP143, a centrally acting, full CB2 agonist in preclinical studies for CNS diseases and disorders.

In October 2020, we entered into a License Agreement with Arena (Arena License Agreement), pursuant to which Arena granted us an exclusive, royalty bearing, sublicensable, worldwide license to develop and commercialize LP352, LP659, LP143 and certain 5-HT2A compounds (pharmaceutical products containing any such compounds, the Licensed Products). In January 2022, we amended the Arena License Agreement to add an additional program.

The following table provides an overview of our product candidates currently in development:

* We hold rights to our product candidates through the Arena License Agreement.

We are also eligible to receive royalties of 9.5% to 18.5% on sales of lorcaserin if approved for commercialization through the Royalty Purchase Agreement.

We were incorporated in January 2020. Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, research and development activities, business planning, raising capital, in-licensing intellectual property rights and establishing our intellectual property portfolio, and providing general and administrative support for these operations. We have principally financed our operations to date through the private placement of convertible preferred stock and the completion of our initial public offering (the IPO) of our common stock in March 2021. To date, we have raised gross proceeds of approximately $56.0 million from the issuance of our convertible preferred stock and $84.8 million from our IPO. As of December 31, 2021, we had cash, cash equivalents and short-term investments of $106.7 million.

We have incurred net losses since our inception. Our net losses were $27.8 million and $14.4 million for the year ended December 31, 2021 and the period from January 3, 2020 (inception) through December 31, 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $42.2 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect that our expenses and operating losses will increase substantially as product candidates advance through preclinical studies and clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, if we obtain marketing approval for any of our product candidates, and incur additional costs associated with operating as a public company. We expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We base our estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

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

The global COVID-19 pandemic continues to evolve. As a result of the COVID-19 pandemic, we have faced and may continue to face delays in meeting our anticipated timelines for our ongoing and planned clinical trials. Specifically, the initiation of the MAD portion of the Phase 1 clinical trial of LP352 was delayed, in part, as a result of the impact of the COVID-19 pandemic on the clinical site in the United Kingdom that conducted the SAD portion of the Phase 1 clinical trial for LP352, and subsequently we modified the protocol and relocated the MAD portion of such trial to a new clinical site in the United States. We completed the MAD portion of the Phase 1 clinical trial of LP352 in September 2021. The extent of the impact of COVID-19 on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the virus and its variants, the impact of the pandemic on our development activities, planned clinical trial enrollment, future trial sites, contract research organizations (CROs), third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and work locations. We will continue to actively monitor the evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

Agreements with Arena

Below is a summary of the key terms for our license and other agreements with Arena.

License Agreement

In October 2020, we entered into the Arena License Agreement, pursuant to which we obtained an exclusive, worldwide license of certain intellectual property for the Licensed Products. In January 2022, we amended the Arena License Agreement to add an additional program. As consideration for the rights granted to us under the Arena License Agreement, we will be required to pay to Arena a mid-single digit royalty on net sales of Licensed Products of LP352, and a low-single digit royalty on net sales of all other Licensed Products, by us, our affiliates or our sublicensees, subject to standard reductions, and other obligations. Our royalty obligations continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of the (i) tenth anniversary of the first commercial sale of such product in such country or (ii) expiration of the last-to-expire valid claim of the patents licensed to us under the Arena License Agreement covering the manufacture, use or sale of such product in such country.

Royalty Purchase Agreement

In October 2020, we entered into a Royalty Purchase Agreement (Royalty Purchase Agreement) with Arena and 356 Royalty Inc., a wholly owned subsidiary of Arena (356 Royalty), pursuant to which we purchased the right to receive all milestone payments, royalties, interest and other payments relating to net sales of lorcaserin, in all countries and territories of the world (Territory) owed or otherwise payable to 356 Royalty by Eisai pursuant to a Transaction Agreement dated December 28, 2016, as amended (Transaction Agreement), by and among 356 Royalty and Eisai, for an upfront payment of approximately $0.1 million. Under the Transaction Agreement, the royalty rates range from 9.5% on annual global net sales less than or equal to $175.0 million, 13.5% on annual global net sales greater than $175.0 million but less than or equal to $500.0 million and 18.5% on annual global net sales greater than $500.0 million. In addition, we purchased the right to receive a payment of $25.0 million, which will be payable upon the achievement of a sales milestone. Lorcaserin is currently in a Phase 3 clinical trial for Dravet syndrome.

Services Agreement

In October 2020, we entered into the Services Agreement under which Arena agreed to perform certain research and development services, general administrative services, management services and other mutually agreed services for us and receive service fees therefor on an hourly rate based on an annual full time equivalent rate agreed upon by the parties. We have been decreasing, and expect to continue to decrease, our activities under the Services Agreement as we hire employees with the requisite expertise.

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

We expect that our research and development expenses will increase substantially for the foreseeable future as we continue the development of our product candidates, particularly as product candidates in later stages of development generally have higher development costs than those in earlier stages of development. We cannot determine with certainty the timing of initiation, the duration or the completion costs of future clinical trials and preclinical studies of our product candidates due to the inherently unpredictable nature of clinical and preclinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. As described above, Arena charges us for certain expenses associated with these research and development functions under the Services Agreement. We have assumed responsibility for a majority of the research and development functions and expect to assume additional responsibility from Arena for these functions as we continue to grow our business and build our internal capabilities.

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

We expect that our ongoing general and administrative expenses will increase modestly for the foreseeable future to support our increased research and development activities and increased costs of operating as a public company and in building our internal resources. These increased costs will include increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor and public relations costs associated with operating as a public company. As described above, Arena charges us for certain expenses associated with these general and administrative functions under the Services Agreement, however these amounts have decreased significantly in 2021 as we hired resources internally.

Financial Operations Overview

Results of Operations

The following table summarizes our results of operations for the year ended December 31, 2021 and the period from January 3, 2020 (inception) through December 31, 2020:

	Year Ended December 31,	Period from January 3, 2020 (Inception) through December 31,
(in thousands)	2021	2020
Operating expenses:
Research and development	$19,774	$4,633
General and administrative	8,065	9,767
Total operating expenses	27,839	14,400
Loss from operations	(27,839)	(14,400)
Interest income, net	64	—
Other expense	(22)	—
Net loss	$(27,797)	$(14,400)

Research and Development Expenses

The following table summarizes our research and development expenses for the year ended December 31, 2021 and the period from January 3, 2020 (inception) through December 31, 2020:

	Year Ended December 31,	Period from January 3, 2020 (Inception) through December 31,
(in thousands)	2021	2020
Direct costs:
LP352	$8,212	$1,266
Preclinical programs	6,224	2,452
Indirect costs:
Personnel-related	4,548	720
Lorcaserin royalty related expense	—	121
All other	790	74
Total research and development expenses	$19,774	$4,633

Research and development expenses were $19.8 million for the year ended December 31, 2021. These expenses include $8.2 million in preclinical and clinical trial expenses related to LP352, $6.2 million in preclinical expenses related to advancing LP659 and LP143 and $4.5 million in personnel-related expenses. Research and development expenses for the period from January 3, 2020 (inception) through December 31, 2020 were $4.6 million, including $1.3 million in preclinical and clinical trial expenses related to LP352, $2.5 million related to preclinical expenses for LP659 and LP143, $0.7 million in personnel-related expenses and $0.1 million related to the expense for the Royalty Purchase Agreement.

General and Administrative Expenses

General and administrative expenses were $8.1 million for the year ended December 31, 2021. These expenses include $4.0 million of personnel-related costs, $1.7 million of professional services and consulting expenses and $1.5 million of insurance expense. General and administrative expenses for the period from January 3, 2020 (inception) through December 31, 2020 were $9.8 million, with $7.4 million related to stock-based compensation expense for the one-time expense related to the acceleration of vesting and the extension of the exercise period for Mr. Lind's equity awards outstanding at Arena, $1.6 million of personnel-related costs and $0.8 million of professional services and legal related fees.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through the sale and issuance of common stock and convertible preferred stock. In October 2020, we completed a $56.0 million private placement of our Series A convertible preferred stock. In connection with our IPO in March 2021, we issued and sold 5,298,360 shares of common stock, which included 298,360 shares of our common stock issued pursuant to the over-allotment option granted to the underwriters to purchase additional shares of common stock, at a public offering price of $16.00 per share. We raised $76.2 million in net proceeds from the IPO after deducting underwriters’ discounts and commissions of $5.9 million and issuance costs of $2.6 million.

As of December 31, 2021, we had cash, cash equivalents and short-term investments of $106.7 million.

Material Cash Requirements

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

Contractual Obligations

We enter into contracts in the normal course of business with third-party contract organizations for preclinical and clinical studies and testing, manufacture and supply of our preclinical and clinical materials and providing other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice, typically 30 to 60 days, and therefore we believe that our non-cancelable obligations under these agreements are not material.

Cash Flows

The following table sets forth a summary of our cash flows for the year ended December 31, 2021 and the period from January 3, 2020 (inception) through December 31, 2020:

(in thousands)	Year Ended December 31, 2021	Period from January 3, 2020 (Inception) through December 31, 2020
Cash used in operating activities	$(24,705)	(3,442)
Cash used in investing activities	(40,716)	—
Cash provided by financing activities	76,451	58,758
Net increase in cash and cash equivalents	$11,030	$55,316

Operating Activities

Net cash used in operating activities was $24.7 million and $3.4 million for the year ended December 31, 2021 and the period from January 3, 2020 (inception) through December 31, 2020, respectively. Net cash used in operating activities during the year ended December 31, 2021 was primarily due to our net loss of $27.8 million, adjusted for $2.0 million of stock-based compensation expense and $1.0 million from changes in operating assets and liabilities. Net cash used in operating activities during the period from January 3, 2020 (inception) through December 31, 2020 was primarily due to our net loss of $14.4 million, adjusted for $8.5 million of stock-based compensation expense and $2.5 million from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $40.7 million and none for the year ended December 31, 2021 and the period from January 3, 2020 (inception) through December 31, 2020, respectively. Net cash used in investing activities during the year ended December 31, 2021 was primarily due to $40.7 million of short-term investment purchases.

Financing Activities

Net cash provided by financing activities was $76.5 million and $58.8 million for the year ended December 31, 2021 and the period from January 3, 2020 (inception) through December 31, 2020, respectively. Net cash provided by financing activities during the year ended December 31, 2021 was comprised of net proceeds of $76.5 million from our IPO, which excludes $0.2 million of IPO expenses that were paid in 2020. Net cash provided by financing activities during the period from January 3, 2020 (inception) through December 31, 2020 was comprised primarily of net proceeds of $55.8 million from the sale and issuance of 5,600,000 shares of our Series A preferred stock in October 2020, and $3.2 million in capital contributions from Arena.

Recent Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, refer to Note 2 "Summary of Significant Accounting Policies," in the accompanying notes to our audited financial statements included elsewhere in this Annual Report.

Critical Accounting Policies and Estimates

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

While our significant accounting policies are described in more detail in the notes to our financial statements appearing in this Annual Report, we believe that the following accounting policies are critical to understanding our historical and future performance, as the policies relate to the more significant areas involving management’s judgments and estimates used in the preparation of our financial statements.

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

We will cease to be an emerging growth company prior to the end of December 31, 2026 if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934 (“Exchange Act”), our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Under SEC rules and regulations, as a smaller reporting company we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Longboard Pharmaceuticals, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Longboard Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the year ended December 31, 2021 and the period from January 3, 2020 (inception) through December 31, 2020, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from January 3, 2020 (inception) through December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

San Diego, California
March 3, 2022

Longboard Pharmaceuticals, Inc.

Balance Sheets

	December 31,	December 31,
(in thousands, except share and per share data)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$66,346	$55,316
Short-term investments	40,379	—
Prepaid expenses and other current assets	1,659	46
Total current assets	108,384	55,362
Right-of-use assets	521	—
Property and equipment	14	—
Other long-term assets	33	—
Deferred financing costs	—	876
Total assets	$108,952	$56,238
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,028	$1,213
Accrued research and development expenses	2,245	916
Accrued compensation and related expenses	1,480	161
Accrued other expenses	352	845
Right-of-use liabilities, current portion	339	—
Total current liabilities	5,444	3,135
Right-of-use liabilities, net of current portion	185	—
Commitments and contingencies (see Note 9)
Convertible preferred stock:
Series A convertible preferred stock $0.0001 par value; authorized shares - none and 5,600,000 at December 31, 2021 and 2020, respectively; issued and outstanding shares - none and 5,600,000 at December 31, 2021 and 2020, respectively; aggregate liquidation preference – none and $56,000 at December 31, 2021 and 2020, respectively	—	55,795
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; authorized shares - 10,000,000 and none at December 31, 2021 and 2020, respectively; issued and outstanding shares - none at December 31, 2021 and 2020	—	—
Voting common stock, $0.0001 par value; authorized shares - 300,000,000 and 10,500,000 at December 31, 2021 and 2020, respectively; issued and outstanding shares - 13,440,761 and 3,840,540 at December 31, 2021 and 2020, respectively, excluding 145,189 and 348,450 shares, respectively, subject to repurchase	1	—
Non-voting common stock, $0.0001 par value; authorized shares - 10,000,000 and none at December 31, 2021 and 2020, respectively; issued and outstanding shares - 3,629,400 and none at December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	145,683	11,708
Accumulated other comprehensive loss	(164)	—
Accumulated deficit	(42,197)	(14,400)
Total stockholders' equity (deficit)	103,323	(2,692)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$108,952	$56,238

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,	Period from January 3, 2020 (Inception) through December 31,
(in thousands, except share and per share data)	2021	2020
Operating expenses:
Research and development	$19,774	$4,633
General and administrative	8,065	9,767
Total operating expenses	27,839	14,400
Loss from operations	(27,839)	(14,400)
Interest income, net	64	—
Other expense	(22)	—
Net loss	$(27,797)	$(14,400)

Net loss per share, basic and diluted	$(1.93)	$(3.78)

Weighted-average shares outstanding, basic and diluted	14,410,502	3,808,887

Comprehensive loss:
Net loss	$(27,797)	$(14,400)
Unrealized loss on short-term investments	(164)	—
Comprehensive loss	$(27,961)	$(14,400)

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Convertible Preferred Stock		Voting Common Stock		Non-Voting Common Stock
(in thousands, except shares)	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at January 3, 2020 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Purchase of common stock by Arena Pharmaceuticals, Inc.	—	—	3,840,540	—	—	—	—	—	—	—
Arena Pharmaceuticals, Inc. capital contributions	—	—	—	—	—	—	3,200	—	—	3,200
Issuance of Series A convertible preferred stock	5,600,000	56,000	—	—	—	—	—	—	—	—
Series A convertible preferred stock issuance costs	—	(205)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	8,508	—	—	8,508
Net loss	—	—	—	—	—	—	—	—	(14,400)	(14,400)
Balance at December 31, 2020	5,600,000	$55,795	3,840,540	$—	—	$—	$11,708	$—	$(14,400)	$(2,692)
Conversion of Series A convertible preferred stock to common stock in connection with initial public offering	(5,600,000)	(55,795)	4,098,600	—	3,629,400	—	55,794	—	—	55,794
Issuance of common stock in initial public offering, net	—	—	5,298,360	1	—	—	76,214	—	—	76,215
Vesting of restricted stock	—	—	203,261	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,967	—	—	1,967
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(164)	—	(164)
Net loss	—	—	—	—	—	—	—	—	(27,797)	(27,797)
Balance at December 31, 2021	—	$—	13,440,761	$1	3,629,400	$—	$145,683	$(164)	$(42,197)	$103,323

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)	Year Ended December 31, 2021	Period from January 3, 2020 (Inception) through December 31, 2020
Cash flows from operating activities:
Net loss	$(27,797)	$(14,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,967	8,508
Depreciation and amortization	1	—
Accretion of premiums on investments, net	157	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,645)	(46)
Accounts payable	(185)	1,213
Accrued research and development expenses	1,329	916
Accrued compensation and related expenses	1,318	161
Accrued other expenses	146	206
Operating right-of-use assets and lease liabilities, net	4	—
Net cash used in operating activities	(24,705)	(3,442)
Cash flows from investing activities:
Purchases of short-term investments	(40,700)	—
Purchase of property and equipment	(16)	—
Net cash used in investing activities	(40,716)	—
Cash flows from financing activities:
Capital contributions from Arena Pharmaceuticals, Inc.	—	3,200
Proceeds from Series A convertible preferred stock financing	—	56,000
Series A convertible preferred stock financing costs	(1)	(205)
Proceeds from initial public offering	84,774	—
Initial public offering costs	(8,322)	(237)
Net cash provided by financing activities	76,451	58,758
Net increase in cash and cash equivalents	11,030	55,316
Cash and cash equivalents at the beginning of the period	55,316	—
Cash and cash equivalents at the end of the period	$66,346	$55,316

Non-cash investing and financing activities:
Common stock issued on conversion of convertible preferred stock in connection with initial public offering	$55,794	$—
Deferred financing costs in accrued other expenses	$—	$639

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements

Note 1. Organization and Basis of Presentation

Description of Business

Longboard Pharmaceuticals, Inc. (the Company), formerly Arena Neuroscience, Inc., was incorporated in the state of Delaware on January 3, 2020 and is based in San Diego, California. The Company was organized and initially wholly-owned by Arena Pharmaceuticals, Inc. (Arena), until the closing of its Series A convertible preferred stock (Series A Preferred Stock) financing in October 2020. The Company is a clinical stage biopharmaceutical company focused on developing novel, transformative medicines for neurological diseases. The Company’s most advanced product candidate, LP352, is being developed for the treatment of seizures associated with developmental and epileptic encephalopathies and is currently in a Phase 1b/2a clinical trial (the PACIFIC Study). The Company’s preclinical product candidates include LP659 and LP143, which are focused on developing therapies for multiple neurological diseases.

Initial Public Offering

On March 16, 2021, the Company completed the initial public offering (IPO) of its voting common stock. In connection with the IPO, the Company issued and sold 5,298,360 shares of voting common stock, which included 298,360 shares of its voting common stock issued pursuant to the option granted to the underwriters to purchase additional shares in April 2021, at a public offering price of $16.00 per share. The Company raised $76.2 million in net proceeds from the IPO after deducting underwriters’ discounts and commissions of $5.9 million and issuance costs of $2.6 million. Unless otherwise noted, all references in the financial statements and related footnotes to the Company's "common stock" refers to the Company's voting common stock.

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

Basis of Presentation

The Company’s financial statements have been prepared in accordance with US generally accepted accounting principles (GAAP) and reflect all of the Company's activities.

In addition, the accompanying financial statements include the financial results from inception (January 3, 2020) through December 31, 2021. The Company’s fiscal year-end is December 31. The Company concluded under the guidance in Accounting Standards Codification 805, Business Combinations that the Company was not required to present historical carve-out financial results for activity occurring at Arena prior to the Company’s formation as the assets licensed to the Company by Arena did not constitute a business. The financial statements include allocations for certain Arena corporate expenses, including costs of information technology, human resources, accounting, legal, facilities, insurance, treasury and other corporate and infrastructure services. These allocations were made on the basis of the actual hours incurred in providing services to the Company by employees of Arena multiplied by a fully burdened average cost per employee. Management believes such allocation of corporate expenses from Arena is reasonable. Effective October 27, 2020, the Company entered into a formal services agreement with Arena for these services (see Note 7). The financial statements may not include all of the expenses that would have been incurred had the Company been a stand-alone company during the period presented and may not reflect the Company’s results of operations, financial position and cash flows had the Company been a stand-alone company during the period presented. The Company also received capital contributions of $3.2 million from Arena to

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

fund start-up activities throughout the period ended December 31, 2020. The capital contributions from Arena have been presented in additional paid-in capital on the balance sheet.

Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all of its resources to research and development (R&D) activities, organizing and staffing, business planning, raising capital, in-licensing intellectual property rights and establishing its intellectual property portfolio, and providing general and administrative (G&A) support for these operations and has funded its operations primarily with the net proceeds from the issuance of Series A Preferred Stock and common stock. The Company has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $42.2 million and $14.4 million as of December 31, 2021 and 2020, respectively.

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

The COVID-19 pandemic continues to evolve and has already resulted in a significant disruption of global financial markets. The Company’s ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic. If the disruption persists and deepens, the Company could experience an inability to access additional capital.

As of December 31, 2021, the Company had available cash, cash equivalents and investments of $106.7 million and working capital of $102.9 million to fund future operations. Management believes that its capital resources as of December 31, 2021 will be sufficient to fund the Company’s operations for at least 12 months after the date these audited financial statements are issued.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash in readily available checking accounts, money market funds, corporate debt securities, and obligations of U.S. Government-sponsored enterprises. The carrying amounts reported in the audited balance sheets for cash and cash equivalents are valued at cost, which approximates fair value.

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

Short-Term Investments

Short-term investments primarily consist of commercial paper, corporate debt securities, and government and agency bonds. The Company has classified these investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investments with maturity dates beyond three months at the date of purchase as current assets in the accompanying audited balance sheets. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. Investments are reported at their estimated fair value. Unrealized gains and losses are included in accumulated other comprehensive loss as a component of stockholders' equity until realized.

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

Property and Equipment, Net

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful life of the related assets (generally three to five years). Property and equipment as of December 31, 2021 consists of computer equipment.

R&D Expenses

R&D expenses are expensed in the periods in which they are incurred. External expenses consist primarily of payments to contract research organizations, outside consultants and Arena in connection with the Company’s discovery, preclinical and clinical activities, process development, manufacturing activities, regulatory and other services. Certain R&D external expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers or the estimate of the level of service that has been performed at each reporting date. R&D expenses amounted to $19.8 million and $4.6 million, respectively, for the year ended December 31, 2021 and for the period from January 3, 2020 (inception) through December 31, 2020.

Stock-Based Compensation

In October 2020, the Company’s board of directors and stockholders approved the 2020 Equity Incentive Plan (2020 Plan). The Company's board of directors adopted the 2021 Equity Incentive Plan (2021 Plan) in February 2021 and the Company's stockholders approved the 2021 Plan in March 2021. The 2021 Plan is the successor and continuation of the 2020 Plan. Under both the 2021 and 2020 Plans, awards are measured at fair value and recognized over the requisite service period. Forfeitures are accounted for in the period they occur. The Company estimates the fair value of each stock-based award on the date of grant using the Black-Scholes option pricing model which requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected term of the option.

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

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,	Period from January 3, 2020 (Inception) through December 31,
	2021	2020
Options to purchase common stock	1,421,756	873,264
Restricted stock awards, issued but unvested	145,189	348,450
Series A Preferred Stock (on an as-converted to common stock basis)	—	7,728,000
Total	1,566,945	8,949,714

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on short-term investments.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which supersedes FASB Accounting Standards Codification Topic 840, Leases (Topic 840), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method for finance leases or on a straight-line basis over the term of the lease for operating leases. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. For companies that are not emerging growth companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. For emerging growth companies, the ASU was to be effective for fiscal years beginning after December 15, 2019. However, in June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for certain Entities, which deferred the effective date of ASU 2016-02 for certain entities. As a result, the ASU is now effective for emerging growth companies for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company entered into an office space lease and office machine lease effective July 1, 2021 and accounts for these leases under the new standard. The fair value of the right-of-use assets and corresponding lease liabilities for these leases is approximately $0.5 million as of December 31, 2021. See Note 9.

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

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

Note 3. Fair Value Measurements

The accounting guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of December 31, 2021. As of December 31, 2020, the Company did not have financial assets or liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2021
Assets:
Money market funds	$36,014	$36,014	$—	$—

Commercial paper	$13,987	$—	$13,987	$—
Corporate debt securities	14,017	—	14,017	—
Government and agency securities	12,375	9,559	2,816	—
Total short-term investments	40,379	9,559	30,820	—

Total assets measured at fair value	$76,393	$45,573	$30,820	$—

The carrying amounts of the Company’s cash equivalents and accounts payable approximate fair value due to their relatively short maturities.

Note 4. Short-Term Investments

The following table summarizes short-term investments (in thousands):

	As of December 31, 2021
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$13,987	$—	$—	$13,987
Corporate debt securities	14,117	—	(100)	14,017
Government and agency securities	12,439	—	(64)	12,375
Total short-term investments	$40,543	$—	$(164)	$40,379

The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, any changes to the underlying credit risk of the investment, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. As of December 31, 2021, the Company held 17 securities, with an aggregate fair value of $26.4 million, in an unrealized loss position. These securities have not been in a continuous loss position for more than 12 months and there were no individual securities that were in a significant unrealized loss position as of December 31, 2021. The Company does not generally intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis which may be at maturity. As such, the Company has classified these losses as temporary in nature.

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

The following table summarizes the maturities of the Company's short-term investments at December 31, 2021:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$16,813	$16,808
Due after one year through three years	23,730	23,571
Total short-term investments	$40,543	$40,379

Note 5. Accrued Other Expenses

Accrued other expenses consisted of the following (in thousands):

	As of December 31,
	2021	2020
Accrued taxes	$168	$—
Accrued consulting fees	97	152
Accrued recruiting fees	30	—
Accrued computer related expenses	27	—
Accrued legal and accounting fees	7	15
Accrued financing costs	—	639
Accrued other	23	39
Total	$352	$845

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

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

Voting Common Stock and Non-Voting Common Stock

As of December 31, 2021, the Company had 13,440,761 shares of voting common stock outstanding, excluding 145,189 shares subject to repurchase, and 3,629,400 shares of non-voting common stock outstanding. As of December 31, 2020, the Company had 3,840,540 shares of voting common stock outstanding, excluding 348,450 shares subject to repurchase. 3,840,540 shares were purchased by Arena for aggregate consideration of $0.10 in January 2020.

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

Note 7. Agreements with Arena Pharmaceuticals, Inc.

The Company entered into a license agreement (License Agreement), a services agreement (Services Agreement), and a royalty purchase agreement (Royalty Purchase Agreement) in October 2020 with Arena. We amended the Licenses Agreement in January 2022 to add an additional program. The following section summarizes these related party agreements.

License Agreement

Pursuant to the License Agreement, the Company obtained an exclusive, royalty bearing, sublicensable, worldwide license under certain know-how and patents of Arena to develop and commercialize LP352 for any use in humans, LP659 for the treatment of selected CNS indications in humans, LP143 for the treatment of any central nervous system (CNS) indication in humans (excluding the treatment, prevention or amelioration of pain or any gastrointestinal, non-CNS autoimmune or cardiovascular disorder), and certain compounds targeting the 5-HT2a receptor (pharmaceutical products containing any such compounds, Licensed Products). As consideration for the rights granted to the Company under the License Agreement, the Company will be required to pay to Arena a mid-single digit royalty on net sales of Licensed Products of LP352, and a low-single digit royalty on net sales of all other Licensed Products, by the Company, its affiliates or its sublicensees, subject to standard reductions, and other obligations. The Company’s royalty obligations continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of the (i) tenth anniversary of the first commercial sale of such product in such country or (ii) expiration of the last-to-expire valid claim of the patents licensed by us under the License Agreement covering the manufacture, use or sale of such product in such country.

Services Agreement

In connection with the License Agreement, the Company also entered into a Services Agreement with Arena under which Arena agreed to perform certain research and development services, general administrative services, management services and other mutually agreed services for the Company and receive service fees therefor on an hourly rate based on an annual full time equivalent rate agreed upon by the parties. Arena will invoice the Company for services provided on a monthly basis, in arrears. The Services Agreement shall continue until December 31, 2022, and shall automatically renew for successive one-year terms. Either party may terminate the Services Agreement for any reason, subject to specified notice periods. Payments for services provided under the

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

Services Agreement are recorded to research and development or general and administrative, on the statement of operations, as appropriate.

The following table summarizes the services expensed under the Services Agreement (in thousands):

	Year Ended December 31,	Period from January 3, 2020 (Inception) through December 31,
	2021	2020
Research and development	$930	$677
General and administrative	94	176
Total	$1,024	$853

There were $188,000 and $241,000 of related party amounts related to the Services Agreement in accounts payable as of December 31, 2021 and 2020, respectively.

Royalty Purchase Agreement

In October 2020, the Company entered into a Royalty Purchase Agreement with 356 Royalty Inc., a wholly owned subsidiary of Arena (356 Royalty), and Arena, pursuant to which we purchased the right to receive all milestone payments, royalties, interest and other payments relating to net sales of lorcaserin, owed or otherwise payable to 356 Royalty by Eisai Inc. and Eisai Co., Ltd. pursuant to the Transaction Agreement, by and among 356 Royalty, Eisai Inc. and Eisai Co., Ltd. The Company made a one-time payment to Arena of $0.1 million. The Company expensed this amount to research and development expense on the statement of operations and comprehensive loss as lorcaserin is subject to regulatory approval and there are risks and uncertainties as to whether royalties will ultimately be paid and collected.

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

The Company's board of directors adopted the 2021 Plan in February 2021 and the Company's stockholders approved the 2021 Plan in March 2021. The 2021 Plan became effective on March 11, 2021. The 2021 Plan is the successor and continuation of the 2020 Plan. No additional awards may be granted under the 2020 Plan and all outstanding awards under the 2020 Plan remain subject to the terms of the 2020 Plan. The 2021 Plan authorizes and provides for the issuance of up to 2,834,232 shares of common stock, which amount will be increased to the extent that awards granted under the 2021 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2021 Plan). Further, the number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to (i) 5% of the total number of shares of common stock outstanding on December 31 of the fiscal year before the date of each automatic increase (determined on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock), or (ii) a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2020 and 2021 Plans (or collectively, Equity Plans) is ten years and, in general, the options issued under the Equity Plans vest over a one to four year period from the vesting commencement date. There are 1,412,476 shares available for grant under the 2021 Plan as of December 31, 2021.

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

Stock Award Grants under the Equity Plans

A summary of the Company’s Equity Plans stock option activity is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2020	873,264	$3.42	9.9	$174
Options granted	548,492	10.90
Options exercised	—	—
Options cancelled	—	—
Balance at December 31, 2021	1,421,756	$6.31	9.1	$1,272
Vested and expected to vest at December 31, 2021	1,421,756	$6.31	9.1	$1,272
Options exercisable at December 31, 2021	540,821	$3.95	8.9	$814

Options exercisable at December 31, 2021 included 192,371 vested stock options and 348,450 stock options that are subject to an early exercise provision.

The following table presents the weighted-average assumptions used for the stock option grants for the year ended December 31, 2021 and for the period from October 27, 2020 through December 31, 2020, along with the related grant date fair value:

	Year Ended December 31, 2021	Period from October 27, 2020 through December 31, 2020
Stock price	$10.90	$3.42
Risk-free interest rate	0.92%	0.56%
Dividend yield	0.00%	0.00%
Expected volatility	74.35%	72.14%
Expected life (years)	6.0	6.8
Estimated grant date fair value per share of award granted	$7.04	$2.25

Determination of Fair Value of Common Stock. Prior to the IPO, there was no public market for the Company's common stock, and therefore, the estimated fair value of common stock for option grants was determined by the Company’s board of directors as of the date of each option grant, with input from management, considering the most recently available third-party valuations of common stock and the board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. Historically, these third-party valuations of our equity instruments were performed contemporaneously with identified value inflection points. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (Practice Aid). The Practice Aid identifies various available methods for allocating the enterprise value across classes of series of capital stock in determining the fair value of the common stock at each valuation date.

In addition to considering the results of these third-party valuations, the Company’s board of directors considered various objective and subjective factors to determine the fair value of its common stock as of each grant date, including: the prices of the preferred stock sold to or exchanged between outside investors in arm’s length transactions and the rights, preferences and privileges of the preferred stock as compared to those of the Company’s common stock including liquidation preferences of the Company’s preferred stock; the progress of the Company’s research and development programs, including the status and results of preclinical and clinical trials for product candidates; the stage of development and material risks related to the Company’s business; external market and other conditions affecting the biopharmaceutical industry and trends within the biopharmaceutical industry; the Company’s business conditions and projections; the Company’s financial position and its historical and forecasted performance and operating results; the lack of an active public market for the Company’s common stock and preferred stock; the likelihood of achieving a liquidity event for the Company’s securityholders, such as an initial public offering or a sale of the Company in light of prevailing market conditions; the hiring of key personnel and the experience of management; and the analysis of initial public offerings and the market performance of similar companies in the biopharmaceutical industry, as well as trends and developments in the biopharmaceutical industry.

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

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

Restricted Stock Awards

In October 2020, 348,450 restricted stock awards were granted to an employee under the 2020 Plan, which vest over two years and had an estimated fair value of $3.12 per share at the time of grant. During 2021, 203,261 restricted stock awards vested; the fair value of the vested awards was $0.6 million. As of December 31, 2021, 145,189 restricted stock awards remained to vest. For the years ended December 31, 2021 and 2020, $0.5 million and $0.1 million of stock-based compensation related to the restricted stock awards was recorded in general and administrative expense, respectively.

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

As of October 27, 2020, in connection with the Series A Preferred Stock financing, the employees of the Company were no longer eligible to participate in the Arena 2017 LTIP, or any other employee programs of Arena.

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

The following table presents the assumptions used for the stock option grants under the Arena 2017 LTIP for the period from January 3, 2020 (inception) through October 26, 2020, along with the related grant date fair value:

Period from January 3, 2020 (Inception) through October 26, 2020
Stock price	$44.60
Risk-free interest rate	0.89%
Dividend yield	0.00%
Expected volatility	57.80%
Expected life (years)	4.5
Estimated grant date fair value per share of award granted	$21.02

In connection with the Series A Preferred Stock financing and the formal commencement of the Chief Executive Officer’s (Mr. Lind’s) employment with the Company, Mr. Lind entered into a Separation Agreement with Arena (Separation Agreement). Pursuant to the Separation Agreement, Mr. Lind voluntarily resigned his employment with Arena, effective October 27, 2020. Such resignation did not affect Mr. Lind’s status as the President and Chief Executive Officer of the Company. The Separation Agreement provided for the acceleration of 18 months of option vesting and the extension of the exercise period for equity awards outstanding at Arena as of the separation date.

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows:

	Year Ended December 31,	Period from January 3, 2020 (Inception) through December 31,
(in thousands)	2021	2020
Research and development	$561	$248
General and administrative	1,406	8,260
Total	$1,967	$8,508

As of December 31, 2021, unrecognized stock-based compensation expense was $4.8 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.9 years.

Employee Stock Purchase Plan

The Company's board of directors adopted the 2021 Employee Stock Purchase Plan (ESPP) in February 2021, the Company's stockholders approved the ESPP in March 2021 and it became effective on March 11, 2021. The ESPP initially authorizes the issuance of 353,339 shares of common stock under purchase rights granted to the Company's employees. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 through January 1, 2031, by the lesser of (i) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year before the date of the automatic increase (determining on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock); and (ii) such number of shares of common stock that would cause the aggregate number of shares of common stock then reserved for issuance under the ESPP to equal 1,060,017 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be for a lesser amount of shares. The ESPP permits eligible employees, who elect to participate in an offering under the ESPP, to contribute up to 15% of their eligible earnings (as defined in the ESPP) towards the purchase of shares of common stock. Unless otherwise determined by the Company's board of directors, the price at which stock is purchased under the ESPP is equal will be 85% of the fair market value of the Company’s common stock on the commencement date of each offering period or the relevant purchase date, whichever is lower. There are certain service requirements for an employee to be eligible to participate in the ESPP, and no employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of common stock (as determined in accordance with the ESPP). Offering durations under the ESPP may not be longer than 27 months, and the Company may specify shorter purchase periods within each offering. The ESPP is considered a compensatory plan as defined by the authoritative guidance for stock-based compensation. As of December 31, 2021, the ESPP had not yet been implemented.

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

Note 9. Commitments and Contingencies

Leases

In June 2021, the Company entered into a lease agreement for office space located at 4275 Executive Square, Suite 950, La Jolla, California 92037 where it occupies 8,681 square feet. The lease became effective as of July 1, 2021 and continues through June 30, 2023. Rent payments are approximately $29,000 per month for the first year and increase by 4.5% in the second year. A security deposit of $33,000 was paid in June 2021 and is classified as a long-term asset on the balance sheet.

Previously, the Company leased certain office space in San Diego, California under a month to month lease. Rent payments were approximately $1,000 per month.

Rent expense totaled approximately $198,000 and $9,000 for the year ended December 31, 2021 and for the period from January 3, 2020 (inception) through December 31, 2020, respectively.

The below table provides supplemental cash flow information related to leases as follows (in thousands):

Year Ended
December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$181

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	679

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

December 31, 2021
Operating leases
Right-of-use assets, net	$521

Right-of-use lease liabilities, current	339
Right-of-use lease liabilities, noncurrent	185
Total operating lease liabilities	$524

Weighted average remaining lease term
Operating leases	1.5 years

Weighted average discount rate
Operating leases	9.0%

Future minimum lease commitments are as follows as of December 31, 2021 (in thousands):

Operating Leases
Year Ending December 31,
2022	370
2023	189
Total lease payments	559
Less imputed interest	(35)
Total	$524

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company will accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2021 and 2020, the Company is not a party to any litigation.

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

Note 10. Income Taxes

The following table summarizes the net loss attributable to stockholders before benefit for income taxes by region for the periods presented:

	Year Ended December 31,	Period from January 3, 2020 (Inception) through December 31,
(in thousands)	2021	2020
United States	$(27,797)	$(14,400)
Total	$(27,797)	$(14,400)

The benefit for income taxes are as follows:

	Year Ended December 31,	Period from January 3, 2020 (Inception) through December 31,
(in thousands)	2021	2020
Benefit for income taxes at statutory federal rate	$(5,855)	$(3,024)
Permanent differences and other	97	1,764
Research and development credits	(679)	(161)
Change in valuation allowance	6,437	1,421
Provision for income taxes	$—	$—

The components of the Company's net deferred taxes were as follows:

	December 31,
(in thousands)	2021	2020
Federal and California net operating loss carryforwards	$6,376	$1,204
Federal and California research and development carryforwards	840	161
Stock-based compensation expense	343	23
Lease liability	110	—
Other, net	301	33
Total deferred tax assets	7,970	1,421
Right-of-use asset	(109)	—
Fixed asset basis difference	(3)	—
Total deferred tax liabilities	(112)	—
Net deferred tax assets	7,858	1,421
Less: valuation allowance	(7,858)	(1,421)
Net deferred tax assets	$—	$—

The deferred income tax assets have been fully offset by a valuation allowance, as realization is dependent on future earnings, if any, the timing and amount of which are uncertain. The net valuation allowance increased by $6.4 million. We will continue to assess the need for a valuation allowance on its deferred tax assets by evaluating both positive and negative evidence that may exist.

As of December 31, 2021, we had federal net operating loss carryforwards of $30.4 million that will not expire and California net operating loss carryforwards of $1.6 million that will begin to expire in 2040. As of December 31, 2021, we also had federal and California research and development tax credit carryforwards, net of reserves, of $0.6 million and $0.3 million respectively. Federal credit carryforwards will begin to expire after 2040 unless previously utilized. The California research and development credit carries forward indefinitely.

Sections 382 and 383 of the IRC limit the utilization of tax attribute carryforwards that arise prior to certain cumulative changes in a corporation's ownership. We have not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Utilization of our net operating loss and income tax credit carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future. These

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

ownership changes may limit the amount of the net operating loss and income tax credit carryover that can be utilized annually to offset future taxable income.

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following table reconciles the beginning and ending amounts of unrecognized tax benefits for the periods presented:

	Year Ended December 31,	Period from January 3, 2020 (Inception) through December 31,
(in thousands)	2021	2020
Gross unrecognized tax benefits at the beginning of the year	$31	$—
Additions from tax positions taken in the current year	174	31
Additions from tax positions taken in prior year	140	—
Reductions from tax positions taken in prior years	—	—
Tax settlements	—	—
Gross unrecognized tax benefits at the end of the year	$345	$31

We had unrecognized tax benefits of $0.3 million as of December 31, 2021. Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will have no impact on our effective tax rate. We do not anticipate that there will be a substantial change in unrecognized tax benefits within the next 12 months. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2021 or 2020.

We are subject to income taxation in the United States at the Federal and state levels. Tax years beginning in 2020 are subject to examination by US and state tax authorities. To our knowledge, we are not currently under examination by any taxing authorities.

Note 11. Employment Benefits

The Company’s employees who had been Arena employees were eligible to participate in Arena’s employee 401(k) salary deferral plan through October 26, 2020. After that date, the Company’s employees were no longer eligible to participate in Arena’s employee 401(k) salary deferral plan. Employees made contributions by withholding a percentage of their salary up to the IRC annual limit. The Company made matching contributions of $16,000 for the period from January 3, 2020 (inception) through October 26, 2020.

Effective in June 2021, the Company established a 401(k) salary deferral plan for its employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company provides a safe harbor contribution of up to 4% of the employee's compensation, not to exceed eligible limits, and subject to employee participation. For the year ended December 31, 2021, the Company incurred approximately $119,000 in expenses related to the safe harbor contribution.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021, the end of the period covered by this Annual Report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered public accounting firm will not be required to opine on our internal control over financial reporting until we are no longer an emerging growth company.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Information Regarding the Board of Directors and Corporate Governance – Information Regarding Committees of the Board of Directors – Audit Committee,” “Information Regarding the Board of Directors and Corporate Governance – Information Regarding Committees of the Board of Directors – Nominating and Corporate Governance Committee,” “Election of Directors,” “Executive Officers,” “Code of Ethics,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC by May 2, 2022, or the Proxy Statement.

We maintain a Code of Business Conduct and Ethics that applies to all our employees, officers and directors. This includes our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Business Conduct and Ethics is posted on our website at www.longboardpharma.com on the “Governance” page of the section titled “Investors.” If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website or in a current report on Form 8-K.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive Compensation,” “Director Compensation” and “Information Regarding the Board of Directors and Corporate Governance – Information Regarding Committees of the Board of Directors – Compensation Committee” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Incentive Plans – Equity Compensation Plan Information” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Information Regarding the Board of Directors and Corporate Governance – Independence of the Board of Directors” and “Transactions with Related Persons and Indemnification” in our Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Principal Accountant Fees and Services” in our Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

(1)
Financial Statements. The financial statements filed as part of this Annual Report are included in Part II, Item 8 of this Annual Report.
(2)
Financial Statement Schedules. Financial statement schedules have been omitted in this Annual Report because they are not applicable, not required under the instructions, or the information requested is set forth in the financial statements or notes thereto.
(3)
Exhibits. The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report.

Exhibits

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

4.2

Investors’ Rights Agreement by and among the registrant and certain of its stockholders, dated October 27, 2020 ((incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-253329), filed with the SEC on March 8, 2021).

4.3*	Description of Capital Stock.
10.1+

Longboard Pharmaceuticals, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-253329), filed with the SEC on March 8, 2021).

10.2+

Forms of grant notice, stock option agreement and notice of exercise under the Longboard Pharmaceuticals, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-253329), filed with the SEC on March 8, 2021).

10.3+

Forms of restricted stock award grant notice and restricted stock award terms and conditions under the Longboard Pharmaceuticals, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-253329), filed with the SEC on March 8, 2021).

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

10.10+

Amended and Restated Employment Agreement by and between the Registrant and Kevin R. Lind, dated March 1, 2021 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-253329), filed with the SEC on March 8, 2021).

10.11+

Amended and Restated Offer Letter by and between the Registrant and Philip Perera, M.D., dated March 1, 2021 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-253329), filed with the SEC on March 8, 2021).

10.12+

Amended and Restated Offer Letter by and between the Registrant and Brandi L. Roberts, dated March 1, 2021 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-253329), filed with the SEC on March 8, 2021).

10.13

License Agreement by and between the registrant and Arena Pharmaceuticals, Inc., dated October 27, 2020 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-253329), filed with the SEC on March 8, 2021.

10.14*	January 2022 amendment to Arena License Agreement.
10.15

Royalty Purchase Agreement by and among the registrant, Arena Pharmaceuticals, Inc. and 356 Royalty Inc., dated October 27, 2020 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-253329), filed with the SEC on March 8, 2021).

10.16

Services Agreement by and between the registrant and Arena Pharmaceuticals, Inc., dated October 27, 2020 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-253329), filed with the SEC on March 8, 2021).

10.17

Exchange Agreement by and among the registrant and the stockholders listed therein, dated March 5, 2021 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-253329), filed with the SEC on March 8, 2021).

23.1*	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page to this report).
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
#

The information in Exhibit 32.1 shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Longboard Pharmaceuticals, Inc.

Date: March 3, 2022	By:	/s/ Kevin R. Lind
Kevin R. Lind
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 3, 2022	By:	/s/ Brandi L. Roberts
Brandi L. Roberts
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin R. Lind and Brandi L. Roberts and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin R. Lind	President and Chief Executive Officer	March 3, 2022
Kevin R. Lind	(Principal Executive Officer)

/s/ Brandi L. Roberts	Chief Financial Officer	March 3, 2022
Brandi L. Roberts	(Principal Financial and Accounting Officer)

/s/ Vincent E. Aurentz	Director	March 3, 2022
Vincent E. Aurentz

/s/ Corinne Le Goff	Director	March 3, 2022
Corinne Le Goff, Pharm.D.

/s/ Casey C. Lynch	Director	March 3, 2022
Casey C. Lynch

/s/ Phillip M. Schneider	Director	March 3, 2022
Phillip M. Schneider

/s/ Paul J. Sekhri	Director	March 3, 2022
Paul J. Sekhri

/s/ Jane Tiller	Director	March 3, 2022
Jane Tiller, MBChB, FRCPsych