Form 10-Q
period 2022-03-31
Longboard Pharmaceuticals, Inc.
filed 2022-05-05
CIK 1832168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, the registrant had 17,215,350 shares of common stock, $0.0001 par value per share, outstanding, comprised of 13,585,950 shares of voting common stock, $0.0001 par value per share, and 3,629,400 shares of non-voting common stock, $0.0001 par value per share.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements may include, but are not limited to, statements about:

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

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

An investment in shares of our common stock involves a high degree of risk. Below is a list of the more significant risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, are set forth under Part II, Item 1A, “Risk Factors” in this Quarterly Report. Some of the material risks associated with our business include the following:

•
Arena was acquired by Pfizer, Inc. on March 11, 2022, and Arena's acquisition may negatively impact our development programs and stock price.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Longboard Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

	March 31,	December 31,
(in thousands, except share and per share data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$35,037	$66,346
Short-term investments	61,087	40,379
Prepaid expenses and other current assets	4,035	1,659
Total current assets	100,159	108,384
Right-of-use assets	438	521
Property and equipment	13	14
Other long-term assets	33	33
Total assets	$100,643	$108,952
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,357	$1,028
Accrued research and development expenses	2,998	2,245
Accrued compensation and related expenses	443	1,480
Accrued other expenses	1,536	352
Right-of-use liabilities, current portion	350	339
Total current liabilities	6,684	5,444
Right-of-use liabilities, net of current portion	94	185
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value; authorized shares - 10,000,000 at March 31, 2022 and December 31, 2021; issued and outstanding shares - none at March 31, 2022 and December 31, 2021	—	—
Voting common stock, $0.0001 par value; authorized shares - 300,000,000 at March 31, 2022 and December 31, 2021; issued and outstanding shares - 13,484,315 and 13,440,761 at March 31, 2022 and December 31, 2021, respectively, excluding 101,635 and 145,189, respectively, subject to repurchase	1	1
Non-voting common stock, $0.0001 par value; authorized shares - 10,000,000 at March 31, 2022 and December 31, 2021; issued and outstanding shares - 3,629,400 at March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	146,254	145,683
Accumulated other comprehensive loss	(596)	(164)
Accumulated deficit	(51,794)	(42,197)
Total stockholders' equity	93,865	103,323
Total liabilities and stockholders' equity	$100,643	$108,952

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2021
Operating expenses:
Research and development	$7,121	$4,398
General and administrative	2,499	1,305
Total operating expenses	9,620	5,703
Loss from operations	(9,620)	(5,703)
Interest income, net	32	4
Other expense	(9)	—
Net loss	$(9,597)	$(5,699)

Net loss per share, basic and diluted	$(0.56)	$(0.84)

Weighted-average shares outstanding, basic and diluted	17,086,615	6,810,407

Comprehensive loss:
Net loss	$(9,597)	$(5,699)
Unrealized loss on short-term investments	(432)	—
Comprehensive loss	$(10,029)	$(5,699)

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(9,597)	$(5,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	571	333
Depreciation	1
Amortization of premiums on investments, net	145	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,377)	(2,733)
Accounts payable	329	275
Accrued research and development expenses	753	135
Accrued compensation and related expenses	(1,036)	115
Accrued other expenses	1,184	(172)
Operating right-of-use assets and lease liabilities, net	2	—
Net cash used in operating activities	(10,025)	(7,746)
Cash flows from investing activities:
Purchases of short-term investments	(21,284)	—
Net cash used in investing activities	(21,284)	—
Cash flows from financing activities:
Series A convertible preferred stock financing costs	—	(1)
Proceeds from initial public offering	—	80,000
Initial public offering costs	—	(6,718)
Net cash provided by financing activities	—	73,281
Net (decrease) increase in cash and cash equivalents	(31,309)	65,535
Cash and cash equivalents at the beginning of the period	66,346	55,316
Cash and cash equivalents at the end of the period	$35,037	$120,851

Non-cash investing and financing activities:
Initial public offering costs in accounts payable	$—	$531
Initial public offering costs in accrued other expenses	$—	$664

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Notes to Unaudited Financial Statements

Note 1. Organization and Basis of Presentation

Description of Business

Longboard Pharmaceuticals, Inc. (the "Company"), formerly Arena Neuroscience, Inc., was incorporated in the state of Delaware on January 3, 2020, and is based in San Diego, California. The Company was organized and initially wholly-owned by Arena Pharmaceuticals, Inc. ("Arena"), until the closing of its Series A convertible preferred stock ("Series A Preferred Stock") financing in October 2020. The Company is a clinical stage biopharmaceutical company focused on developing novel, transformative medicines for neurological diseases. The Company’s most advanced product candidate, LP352, is being developed for the treatment of seizures associated with developmental and epileptic encephalopathies and is currently in a Phase 1b/2a clinical trial ("the PACIFIC Study"). The Company’s preclinical product candidates include LP659 and LP143, which are potential therapies for multiple neurological diseases.

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

Forward Stock Splits

On October 27, 2020, the Company filed an amendment to the Company’s certificate of incorporation to effect a forward stock split of shares of the Company’s common stock on a 2,783-for-1 basis (the "October 2020 Forward Stock Split"). The par value of the common stock was not adjusted as a result of the October 2020 Forward Stock Split. The accompanying financial statements and notes to the financial statements give retroactive effect to the October 2020 Forward Stock Split for the periods presented.

On March 5, 2021, the Company filed an amendment to the Company’s amended and restated certificate of incorporation to effect a forward stock split of shares of the Company’s common stock on a 1.38-for-1 basis (the "March 2021 Forward Stock Split"). Adjustments corresponding to the March 2021 Forward Stock Split were made to the ratio at which the Company’s Series A Preferred Stock were converted into common stock immediately prior to the closing of the IPO. The par value of the common stock and number of shares authorized were not adjusted as a result of the March 2021 Forward Stock Split. All references to common stock, options to purchase common stock, share data, per share data, and related information contained in the financial statements and related footnotes have been retrospectively adjusted to reflect the effect of the March 2021 Forward Stock Split for all periods presented.

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The operating results presented in these unaudited condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. The Company’s unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 3, 2022.

Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all of its resources to research and development ("R&D") activities, organizing and staffing, business planning, raising capital, in-licensing intellectual property rights and establishing its intellectual property portfolio, and providing general and administrative ("G&A") support for these operations and has funded its operations primarily with the net proceeds from the issuance of Series A Preferred Stock and common stock. The Company has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $51.8 million and $42.2 million as of March 31, 2022, and December 31, 2021, respectively.

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

The COVID-19 pandemic continues to evolve and has resulted in a significant disruption of global financial markets. The Company’s ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic. If the disruption persists or deepens, the Company could experience an inability to access additional capital.

As of March 31, 2022, the Company had available cash, cash equivalents and investments of $96.1 million and working capital of $93.5 million to fund future operations. Management believes that its capital resources as of March 31, 2022, will be sufficient to fund the Company’s operations for at least 12 months after the date these unaudited condensed financial statements are issued.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The Company’s financial statements are prepared in accordance with GAAP. The preparation of the Company’s financial statements requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Such estimates include the accrual of R&D expenses and stock-based compensation. Management evaluates its estimates on an ongoing basis. Estimates are based on the Company’s historical experience, knowledge of current events and actions it may undertake in the future, and actual results may materially differ from these estimates and assumptions.

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

Short-Term Investments

Short-term investments primarily consist of commercial paper, corporate debt securities, and government and agency bonds. The Company has classified these investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investments with maturity dates beyond three months at the date of purchase as current assets in the accompanying unaudited balance sheets. Any premium or discount arising at purchase is amortized and/or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. Investments are reported at their estimated fair value. Unrealized gains and losses are included in accumulated other comprehensive loss as a component of stockholders' equity until realized.

R&D Expenses

R&D expenses are expensed in the periods in which they are incurred. External expenses consist primarily of payments to contract research organizations, outside consultants and other third parties in connection with the Company’s discovery, preclinical and clinical activities, process development, manufacturing activities, regulatory and other services. Certain R&D external expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers or the estimate of the level of service that has been performed at each reporting date. R&D expenses amounted to $7.1 million and $4.4 million, respectively, for the three months ended March 31, 2022 and 2021.

Stock-Based Compensation

Stock-based awards are measured at fair value and compensation expense is recognized over the requisite service period. Forfeitures are accounted for in the period they occur. The Company estimates the fair value of each stock-based award on the date of grant using the Black-Scholes option pricing model which requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected term of the option.

Leases

The Company determines if an arrangement is a lease or contains lease components at inception. Lease terms are determined at the commencement date by considering whether renewal options and termination options, if any, are reasonably assured of exercise. For long-term operating leases, the Company recognizes a lease liability and a right-of-use (“ROU”) asset on its balance sheets and recognizes lease expense on a straight-line basis over the lease term. The lease liability is determined as the present value of future lease payments using the discount rate implicit in the lease or, if the implicit rate is not readily determinable, an estimate of the Company’s incremental borrowing rate. The ROU asset is based on the lease liability, adjusted for any prepaid or deferred rent. The Company does not have any financing leases.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per share of common stock are the same.

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share as it would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	2,350,934	1,248,156
Restricted stock awards, issued but unvested	101,635	348,450
Total	2,452,569	1,596,606

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (ASU 2016-13), to improve financial reporting by requiring timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance will become effective for the Company beginning January 1, 2023, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

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

Note 3. Fair Value Measurements

The accounting guidance defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of March 31, 2022, and December 31, 2021.

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2022
Assets:
Money market funds	$22,904	$22,904	$—	$—
Commercial paper	14,983	—	14,983	—
Corporate debt securities	18,456	—	18,456	—
Government and agency securities	29,647	26,862	2,785	—
Total assets measured at fair value	$85,990	$49,766	$36,224	$—

As of December 31, 2021
Assets:
Money market funds	$36,014	$36,014	$—	$—

Commercial paper	$13,987	$—	$13,987	$—
Corporate debt securities	14,017	—	14,017	—
Government and agency securities	12,375	9,559	2,816	—
Total short-term investments	40,379	9,559	30,820	—
Total assets measured at fair value	$76,393	$45,573	$30,820	$—

Note 4. Short-Term Investments

The following table summarizes short-term investments:

	As of March 31, 2022
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$14,983	$—	$—	$14,983
Corporate debt securities	18,775	1	(320)	18,456
Government and agency securities	27,925	—	(277)	27,648
Total short-term investments	$61,683	$1	$(597)	$61,087

	As of December 31, 2021
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$13,987	$—	$—	$13,987
Corporate debt securities	14,117	—	(100)	14,017
Government and agency securities	12,439	—	(64)	12,375
Total short-term investments	$40,543	$—	$(164)	$40,379

The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, any changes to the underlying credit risk of the investment, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. As of March 31, 2022, the Company held 27 securities, with an aggregate fair value of $43.1 million, in an unrealized loss position. These securities have not been in a continuous loss position for more than 12 months and there were no individual securities that were in a significant unrealized loss position as of March 31, 2022. The Company does not generally intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis which may be at maturity. As such, the Company has classified these losses as temporary in nature.

The following table summarizes the maturities of the Company's short-term investments at March 31, 2022:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$42,963	$42,878
Due after one year through three years	18,720	18,209
Total short-term investments	$61,683	$61,087

Note 5. Accrued Other Expenses

Accrued other expenses consisted of the following:

	As of
(in thousands)	March 31, 2022	December 31, 2021
Insurance premium finance liability	$1,191	$—
Accrued consulting fees	154	97
Accrued legal and accounting fees	104	7
Accrued computer related expenses	37	27
Accrued taxes	—	168
Accrued recruiting fees	—	30
Accrued other	50	23
Total	$1,536	$352

The Company entered into a premium finance agreement in March 2022 in connection with the renewal of its annual directors and officers insurance. The total amount financed is $1.2 million which will be paid over nine months. The total finance charge for the premium finance agreement is $15,000 which is recorded to interest expense monthly on a straight-line basis.

Note 6. Stockholders’ Equity

Amended and Restated Certificate of Incorporation

In March 2021, the Company amended and restated the Company’s certificate of incorporation to, among other things, increase the authorized shares of voting common stock, non-voting common stock and preferred stock to 300,000,000 shares, 10,000,000 shares and 10,000,000 shares, respectively.

Voting Common Stock and Non-Voting Common Stock

As of March 31, 2022, the Company had 13,484,315 shares of voting common stock outstanding, excluding 101,635 shares subject to repurchase, and 3,629,400 shares of non-voting common stock outstanding. As of December 31, 2021, the Company had 13,440,761 shares of voting common stock outstanding, excluding 145,189 shares subject to repurchase, and 3,629,400 shares of non-voting common stock outstanding.

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

Reconciliation of Changes in Stockholders’ Equity

The following tables document the changes in stockholders' equity for the three months ended March 31, 2022 and 2021 (unaudited):

	Convertible Preferred Stock		Voting Common Stock		Non-Voting Common Stock
(in thousands, except shares)	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2021	—	$—	13,440,761	$1	3,629,400	$—	$145,683	$(164)	$(42,197)	$103,323
Vesting of restricted stock	—	—	43,554	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	571	—	—	571
Unrealized loss on short-term investments, net	—	—	—	—	—	—	—	(432)	—	(432)
Net loss	—	—	—	—	—	—	—	—	(9,597)	(9,597)
Balance at March 31, 2022	—	$—	13,484,315	$1	3,629,400	$—	$146,254	$(596)	$(51,794)	$93,865

	Convertible Preferred Stock		Voting Common Stock		Non-Voting Common Stock
(in thousands, except shares)	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2020	5,600,000	$55,795	3,840,540	$-	—	$—	$11,708	$-	$(14,400)	$(2,692)
Conversion of Series A convertible preferred stock to common stock in connection with initial public offering	(5,600,000)	(55,795)	4,098,600	—	3,629,400	—	55,795	—	—	55,795
Issuance of common stock in initial public offering, net	—	—	5,000,000	1	—	—	71,848	—	—	71,849
Stock-based compensation	—	—	—	—	—	—	333	—	—	333
Net loss	—	—	—	—	—	—	—	—	(5,699)	(5,699)
Balance at March 31, 2021	—	$—	12,939,140	$1	3,629,400	$—	$139,684	$—	$(20,099)	$119,586

Note 7. Agreements with Arena Pharmaceuticals, Inc.

The Company entered into a license agreement (the "License Agreement"), a services agreement (the "Services Agreement"), and a royalty purchase agreement (the "Royalty Purchase Agreement") in October 2020 with Arena. The Company amended the License Agreement in January 2022 to add an additional program. The following section summarizes these related party agreements.

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

Services Agreement

In connection with the License Agreement, the Company also entered into a Services Agreement with Arena under which Arena agreed to perform certain research and development services, general administrative services, management services and other mutually agreed services for the Company and receive service fees therefore on an hourly rate based on an annual full time equivalent rate agreed upon by the parties. Arena invoices the Company for services provided on a monthly basis, in arrears. The Services Agreement will continue until December 31, 2022, and will automatically renew for successive one-year terms. Either party may terminate the Services Agreement for any reason, subject to specified notice periods. Payments for services provided under the Services Agreement are recorded to research and development or general and administrative, on the statement of operations, as appropriate. The Company has been decreasing its activities under the Services Agreement, including as a result of its having hired employees or contracted with third parties with the requisite expertise, and the Company is no longer substantially dependent on such services from Arena.

The following table summarizes the services expensed under the Services Agreement:

	Three Months Ended March 31,
(in thousands)	2022	2021
Research and development	$87	$246
General and administrative	—	69
Total	$87	$315

There were $31,000 and $188,000 of related party amounts related to the Services Agreement in accounts payable as of March 31, 2022, and December 31, 2021, respectively.

Royalty Purchase Agreement

In October 2020, the Company entered into a Royalty Purchase Agreement with 356 Royalty Inc., a wholly owned subsidiary of Arena ("356 Royalty"), and Arena, pursuant to which it purchased the right to receive all milestone payments, royalties, interest and other payments relating to net sales of lorcaserin, owed or otherwise payable to 356 Royalty by Eisai Inc. and Eisai Co., Ltd., pursuant to the Transaction Agreement, dated December 28, 2016, as amended, by and among 356 Royalty, Eisai Inc. and Eisai Co., Ltd. The Company made a one-time payment to Arena of $0.1 million. The Company expensed this amount to research and development expense on the statement of operations and comprehensive loss as lorcaserin is subject to regulatory approval and there are risks and uncertainties as to whether royalties will ultimately be paid and collected.

Note 8. Stock-Based Compensation

Equity Incentive Plan

In October 2020, the Company’s board of directors and stockholders approved the 2020 Equity Incentive Plan ("2020 Plan"), which provided for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, and stock appreciation rights to its employees, members of its board of directors, and consultants. The Company’s board of directors determined the exercise price, vesting and expiration period of the grants under the 2020 Plan.

The Company's board of directors adopted the 2021 Equity Incentive Plan ("2021 Plan") in February 2021 and the Company's stockholders approved the 2021 Plan in March 2021. The 2021 Plan became effective on March 11, 2021. The 2021 Plan is the successor and continuation of the 2020 Plan. No additional awards may be granted under the 2020 Plan and all outstanding awards under the 2020 Plan remain subject to the terms of the 2020 Plan. As of March 31, 2022, the 2021 Plan authorizes and provides for the issuance of up to 3,694,999 shares of common stock, which amount will be increased to the extent that awards granted under the 2021 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2021 Plan). The number of shares of common stock reserved for issuance under the 2021 Plan automatically increase on January 1 of each calendar year, through January 1, 2031, in an amount equal to (i) 5% of the total number of shares of common stock outstanding on December 31 of the fiscal year before the date of each automatic increase (determined on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock), or (ii) a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2020 and 2021 Plans (or collectively, the “Equity Plans”) is ten years and, in general, the options issued under the Equity Plans vest over a one to four year period from the vesting commencement date. There are 1,344,065 shares available for grant under the 2021 Plan as of March 31, 2022.

Stock Award Grants under the Equity Plans

A summary of the Company’s Equity Plans stock option activity is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	1,421,756	$6.31	9.1	$1,272
Options granted	997,900	4.62
Options exercised	—	—
Options forfeited/cancelled	(68,722)	10.55
Balance at March 31, 2022	2,350,934	$5.47	9.2	$2,493
Vested and expected to vest at March 31, 2022	2,350,934	$5.47	9.2	$2,493
Options exercisable at March 31, 2022	686,889	$4.90	8.7	$1,127

Options exercisable at March 31, 2022 included 338,439 vested stock options and 348,450 stock options that are subject to an early exercise provision.

The following table presents the weighted-average assumptions used for the stock option grants for the three months ended March 31, 2022 and 2021, along with the related grant date fair value:

	Three Months Ended March 31,
	2022	2021
Stock price	$4.62	$12.10
Risk-free interest rate	1.94%	0.84%
Dividend yield	0.00%	0.00%
Expected volatility	75.21%	73.87%
Expected life (years)	6.0	6.0
Estimated grant date fair value per share of award granted	$3.07	$7.80

Determination of Fair Value of Common Stock. Prior to the IPO, there was no public market for the Company's common stock, and therefore, the estimated fair value of common stock for option grants was determined by the Company’s board of directors as of the date of each option grant, with input from management, considering the most recently available third-party valuations of common stock and the board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. Historically, these independent third-party valuations of the Company's equity instruments were performed contemporaneously with identified value inflection points. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation ("Practice Aid"). The Practice Aid identifies various available methods for allocating the enterprise value across classes of series of capital stock in determining the fair value of the common stock at each valuation date.

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

Restricted Stock Awards

In October 2020, 348,450 restricted stock awards were granted to an employee under the 2020 Plan, which vest over two years and had an estimated fair value of $3.12 per share at the time of grant. As of March 31, 2022, 101,635 restricted stock awards remained to vest.

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Research and development	$128	$70
General and administrative	443	263
Total	$571	$333

As of March 31, 2022, unrecognized stock-based compensation expense was $6.8 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.1 years.

Employee Stock Purchase Plan

The Company's board of directors adopted the 2021 Employee Stock Purchase Plan (“ESPP”) in February 2021, the Company's stockholders approved the ESPP in March 2021 and it became effective on March 11, 2021. As of March 31, 2022, the ESPP authorizes the issuance of 525,492 shares of common stock under purchase rights granted to our employees. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, through January 1, 2031, by the lesser of (i) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year before the date of the automatic increase (determining on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock); and (ii) such number of shares of common stock that would cause the aggregate number of shares of common stock then reserved for issuance under the ESPP to equal 1,060,017 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be for a lesser amount of shares. The ESPP permits eligible employees, who elect to participate in an offering under the ESPP, to contribute up to 15% of their eligible earnings (as defined in the ESPP) towards the purchase of shares of common stock. Unless otherwise determined by the Company's board of directors, the price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company’s common stock on the commencement date of each offering period or the relevant purchase date, whichever is lower. There are certain service requirements for an employee to be eligible to participate in the ESPP, and no employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of common stock (as determined in accordance with the ESPP). Offering durations under the ESPP may not be longer than 27 months, and the Company may specify shorter purchase periods within each offering. The ESPP is considered a compensatory plan as defined by the authoritative guidance for stock-based compensation. As of March 31, 2022, the ESPP had not yet been implemented.

Note 9. Commitments and Contingencies

Leases

In June 2021, the Company entered into a lease agreement for office space located at 4275 Executive Square, Suite 950, La Jolla, California 92037 where it occupies 8,681 square feet. The lease became effective July 1, 2021, and continues through June 30, 2023. Rent payments are approximately $29,000 per month for the first year and increase by 4.5% in the second year. A security deposit of $33,000 was paid in June 2021 and is classified as a long-term asset on the unaudited condensed balance sheets.

Previously, the Company leased certain office space in San Diego, California under a month to month lease. Rent payments were approximately $1,000 per month.

Rent expense totaled approximately $95,000 and $3,000 for the three months ended March 31, 2022 and 2021, respectively.

The below table provides supplemental cash flow information related to leases as follows (in thousands):

Three Months Ended
March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$90

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

March 31, 2022
Operating leases
Right-of-use assets, net	$438

Right-of-use lease liabilities, current	350
Right-of-use lease liabilities, noncurrent	94
Total operating lease liabilities	$444

Weighted-average remaining lease term
Operating leases	1.25 years

Weighted-average discount rate
Operating leases	9.0%

Future minimum lease commitments are as follows as of March 31, 2022 (in thousands):

Operating Leases
Year Ending December 31,
2022	279
2023	189
Total lease payments	468
Less imputed interest	(24)
Total	$444

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company will accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2022, and December 31, 2021, the Company is not a party to any litigation.

Note 10. Employment Benefits

Effective in June 2021, the Company established a 401(k) salary deferral plan for its employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company provides a safe harbor contribution of up to 4% of the employee's compensation, not to exceed eligible limits, and subject to employee participation. For the three months ended March 31, 2022, the Company incurred approximately $57,000 in expenses related to the safe harbor contribution.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes included in the our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission ("SEC") on March 3, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel, transformative medicines for neurological diseases. We were formed in January 2020 by Arena Pharmaceuticals, Inc. ("Arena") to advance a portfolio of centrally acting product candidates designed to be highly selective for specific G protein-coupled receptors ("GPCRs"). Our small molecule product candidates were discovered out of the same platform at Arena that represents a culmination of more than 20 years of GPCR research. Our pipeline includes:

•
LP352, an oral, centrally acting, 5-hydroxytryptamine 2c receptor subtype (“5-HT2c”) superagonist, currently in a Phase 1b/2a clinical trial ("the PACIFIC Study") for the treatment of seizures associated with developmental and epileptic encephalopathies (“DEEs”), which may include Dravet syndrome, Lennox-Gastaut syndrome ("LGS"), tuberous sclerosis complex ("TSC"), and CDKL5 deficiency disorder, among others;
•
LP659, a centrally acting, sphingosine-1-phosphate (“S1P”) receptor subtypes 1 and 5 (“S1P1,5”) receptor modulator in preclinical studies for multiple neurological diseases, for which we anticipate submitting an investigational new drug application (“IND”) to the FDA in the fourth quarter of 2022; and
•
LP143, a centrally acting, full cannabinoid type 2 receptor (“CB2”) agonist in preclinical studies for CNS diseases and disorders.

In October 2020, we entered into a License Agreement with Arena (the "Arena License Agreement"), pursuant to which Arena granted us an exclusive, royalty bearing, sublicensable, worldwide license to develop and commercialize LP352, LP659, LP143 and certain 5-HT2a compounds (pharmaceutical products containing any such compounds, the "Licensed Products"). In January 2022, we amended the Arena License Agreement to add an additional program.

The following table provides an overview of the current product candidates we are focusing on:

* We hold rights to our product candidates through the Arena License Agreement.

We are also eligible to receive royalties of 9.5% to 18.5% on sales of lorcaserin if approved for commercialization through the Royalty Purchase Agreement.

We were incorporated in January 2020. Since our inception, we have devoted substantially all of our resources to research and development activities, organizing and staffing our company, business planning, raising capital, in-licensing intellectual property rights and establishing our intellectual property portfolio, and providing general and administrative support for these operations. We have principally financed our operations to date through the private placement of convertible preferred stock and the completion of our initial public offering (the "IPO") of our common stock in March 2021. To date, we have raised gross proceeds of approximately $56.0 million from the issuance of our convertible preferred stock and $84.8 million from our IPO. As of March 31, 2022, we had cash, cash equivalents and short-term investments of $96.1 million.

We have incurred net losses since our inception. Our net losses were $9.6 million and $5.7 million for the three months ended March 31, 2022 and 2021. As of March 31, 2022, we had an accumulated deficit of $51.8 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect that our expenses and operating losses will increase substantially as product candidates advance through preclinical studies and clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, if we obtain marketing approval for any of our product candidates, and incur additional costs associated with operating as a public company. We expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We base our estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

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

The global COVID-19 pandemic continues to evolve. As a result of the COVID-19 pandemic, we have faced and may continue to face delays in meeting our anticipated timelines for our ongoing and planned clinical trials. Specifically, the initiation of the multiple-ascending dose ("MAD") portion of the Phase 1 clinical trial of LP352 was delayed, in part, as a result of the impact of the COVID-19 pandemic on the clinical site in the United Kingdom that conducted the single-ascending dose ("SAD") portion of the Phase 1 clinical trial for LP352, and subsequently we modified the protocol and relocated the MAD portion of such trial to a new clinical site in the United States. We completed the MAD portion of the Phase 1 clinical trial of LP352 in September 2021. The extent of the impact of COVID-19 on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our development activities, planned clinical trial enrollment, future trial sites, contract research organizations ("CROs"), third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and work locations. We will continue to actively monitor the evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

Agreements with Arena

Below is a summary of the key terms for our license and other agreements with Arena. On March 11, 2022, Pfizer announced it completed its acquisition of Arena, and Arena became a wholly-owned subsidiary of Pfizer.

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

Royalty Purchase Agreement

In October 2020, we entered into a Royalty Purchase Agreement with Arena and 356 Royalty Inc., a wholly owned subsidiary of Arena ("356 Royalty"), pursuant to which we purchased the right to receive all milestone payments, royalties, interest and other payments relating to net sales of lorcaserin, in all countries and territories of the world owed or otherwise payable to 356 Royalty by Eisai Inc. and Eisai Co., Ltd., pursuant to a Transaction Agreement dated December 28, 2016, as amended, by and among 356 Royalty and Eisai Inc. and Eisai Co., Ltd., for an upfront payment of $0.1 million. Lorcaserin is currently in a Phase 3 clinical trial for Dravet syndrome.

Services Agreement

In October 2020, we entered into the Services Agreement under which Arena agreed to perform certain research and development services, general administrative services, management services and other mutually agreed services for us and receive service fees therefore on an hourly rate based on an annual full time equivalent rate agreed upon by the parties. We have been decreasing our activities under the Services Agreement, including as a result of our having hired employees or contracted with third parties with the requisite expertise, and we are no longer substantially dependent on such services from Arena.

Components of Our Results of Operations

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development

Our research and development expenses consist primarily of direct and indirect costs incurred in connection with the preclinical and clinical development of our product candidates.

Direct costs include:

•
external research and development expenses incurred under agreements with CROs, investigative sites, consultants and other third parties to conduct our preclinical studies and clinical trials; and
•
costs related to manufacturing our product candidates for preclinical studies and clinical trials, including fees paid to third-party manufacturers.

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

We anticipate that we will make determinations as to which product candidates and development programs to pursue and how much funding to direct to each product candidate or program on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements may occur, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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
•
the impact of any business interruptions to our operations or to those of the third parties with whom we work, particularly in light of the current COVID-19 pandemic environment; and
•
maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates.

A change in the outcome of any of these or other variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate.

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

We expect that our ongoing general and administrative expenses will increase modestly for the foreseeable future to support our increased research and development activities and increased costs of operating as a public company and in building our internal resources. These increased costs will include increased expenses related to audit and legal services associated with maintaining compliance with exchange listing and SEC requirements, prosecuting and maintaining our patent portfolio, and investor and public relations activities associated with operating as a public company.

Financial Operations Overview

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating expenses:
Research and development	$7,121	$4,398
General and administrative	2,499	1,305
Total operating expenses	9,620	5,703
Loss from operations	(9,620)	(5,703)
Interest income, net	32	4
Other expense	(9)	—
Net loss	$(9,597)	$(5,699)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Direct costs:
LP352	$3,542	$1,508
Preclinical programs	1,547	2,110
Indirect costs:
Personnel-related	1,763	646
All other	269	134
Total research and development expenses	$7,121	$4,398

Research and development expenses were $7.1 million for the three months ended March 31, 2022, an increase of $2.7 million, or 62%, compared to $4.4 million for the three months ended March 31, 2021. The net increase of $2.7 million is primarily related to an increase of $2.0 million in clinical trial and preclinical expenses related to LP352 and an increase of $1.1 million in personnel-related expenses, offset by a decrease of $0.6 million in preclinical expenses related to LP659 and LP143.

General and Administrative Expenses

General and administrative expenses were $2.5 million for the three months ended March 31, 2022, an increase of $1.2 million, or 92%, compared to $1.3 million for the three months ended March 31, 2021. The net increase of $1.2 million is primarily related to an increase of $0.6 million in personnel-related costs, $0.4 million in insurance expense, $0.1 million in professional services and consulting expenses, and $0.1 million in rent expense.

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

As of March 31, 2022, we had cash, cash equivalents and short-term investments of $96.1 million.

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
•
the timing and amount of the payments we are obligated to make under the Arena License Agreement;
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

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash used in operating activities	$(10,025)	$(7,746)
Cash used in investing activities	(21,284)	—
Cash provided by financing activities	—	73,281
Net (decrease) increase in cash and cash equivalents	$(31,309)	$65,535

Operating Activities

Net cash used in operating activities was $10.0 million and $7.7 million for the three months ended March 31, 2022 and 2021, respectively. Net cash used in operating activities for the three months ended March 31, 2022, was primarily due to our net loss of $9.6 million, adjusted for $0.6 million of stock-based compensation expense and $1.1 million from changes in operating assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2021, was primarily due to our net loss of $5.7 million, adjusted for $0.3 million of stock-based compensation expense and $2.4 million from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $21.3 million and none for the three months ended March 31, 2022 and 2021, respectively. Net cash used in investing activities for the three months ended March 31, 2022, was due to $21.3 million of short-term investment purchases.

Financing Activities

Net cash provided by financing activities was none and $73.3 million for the three months ended March 31, 2022 and 2021, respectively. Net cash provided by financing activities during the three months ended March 31, 2021, was comprised of net proceeds of $73.3 million from our IPO, which excludes $1.2 million in issuance costs related to the IPO that were unpaid as of March 31, 2021, and $0.2 million of IPO expenses that were paid in 2020.

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

While our significant accounting policies are described in more detail in the notes to our financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2021, we believe that the following accounting policies are critical to understanding our historical and future performance, as the policies relate to the more significant areas involving management’s judgments and estimates used in the preparation of our financial statements.

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

We will cease to be an emerging growth company prior to the end of December 31, 2026, if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the “Exchange Act”), our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022, the end of the period covered by this Quarterly Report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in shares of our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our unaudited condensed financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares in our common stock. The occurrence of any of the risks described below could harm our business, financial condition, results of operations, growth prospects and/or stock price or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that are new risk factors or ones containing substantive changes from the similarly titled risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission ("SEC"), on March 3, 2022 (the "2021 Annual Report").

Risk Relating to Arena Having Been Acquired by Pfizer

Arena was acquired by Pfizer, Inc. on March 11, 2022, and Arena’s acquisition may negatively impact our development program and stock price.*

On March 11, 2022, Pfizer announced it completed its acquisition of Arena, and Arena became a wholly-owned subsidiary of Pfizer. We have licensed our product candidates, including LP352, LP659 and LP143, from Arena, and we rely on Arena to help protect intellectual property relating to our licensed products. As of March 11, 2022, Arena also holds 23.1% of our outstanding shares of voting and non-voting common stock, and provides us certain services pursuant to a Services Agreement. We do not know if Pfizer will cooperate with us in protecting the intellectual property relating to our licensed products, continue to provide us services or hold or sell the shares of our common stock that it owns. We also do not know if Pfizer will view our development programs positively or negatively, or as complimentary or competitive to its development programs. If a disagreement between us and Pfizer were to occur, Pfizer might seek to acquire control of us through ownership of the shares of our common stock that it owns, challenge our rights or default on its obligations in the License Agreement or another agreement between us, or sell its shares, any of which actions could have an adverse impact on our ability to develop our products or on our stock price.

Any of the risks identified herein relating to Arena are also risks relating to Pfizer.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses since our inception in January 2020. For the three months ended March 31, 2022, we reported a net loss of $9.6 million. As of March 31, 2022, we had an accumulated deficit of $51.8 million.

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

As of March 31, 2022, our cash, cash equivalents and short-term investments were $96.1 million. We believe, based on our current operating plan, that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

We are in the early stages of our development efforts and have one product candidate, LP352, in clinical development. We have completed the SAD and MAD portions of a Phase 1 clinical trial and have initiated a Phase 1b/2a clinical trial (the "PACIFIC Study") for this product candidate. Our other product candidates currently in development, including LP659 and LP143, are in the preclinical stage. We will need to progress LP659, LP143 and any other early product candidates through IND-enabling studies and submit INDs to the FDA prior to initiating their clinical development. Moreover, none of our product candidates have advanced into a pivotal study. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

•
receipt of marketing approvals from applicable regulatory authorities, including new drug applications ("NDAs") from the FDA and maintaining such approvals;
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

Because we have multiple product candidates in our clinical pipeline and are considering a variety of target indications, we may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.*

Because we have limited financial and managerial resources, we focus on specific product candidates, indications and development programs. We may also conduct several clinical trials for our product candidates in parallel over the next several years, which may make our decision as to which product candidates to focus on more difficult. For example, we are currently conducting the PACIFIC Study for LP352 for the treatment of seizures associated with DEEs, which may include Dravet syndrome, LGS and TSC, among others, which we initiated in the first quarter of 2022. Further, we are investigating in preclinical studies LP659 for multiple neurological diseases, LP143 for CNS diseases and disorders and we have other compounds in earlier research. As a result, we may forgo or delay pursuit of opportunities with other product candidates or other indications that could have had greater commercial potential or likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.

Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA or other comparable foreign regulatory authorities. Additionally, certain clinical trials for future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants. For example, the number of patients suffering from DEEs, such as Dravet syndrome, LGS and TSC, is small and, in some cases, has not been established with precision. If the actual number of patients with these diseases is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our product candidates. Even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials.

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

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.*

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur.

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

LP352, our most advanced product candidate, is an oral, centrally acting, 5-HT2c superagonist with negligible observed impact on 5-HT2b and 5-HT2a receptor subtypes in our preclinical studies to date. 5-HT2b and 5-HT2a receptor subtypes have been known to be associated with significant adverse side effects, including valvular heart disease and pulmonary arterial hypertension in the case of the 5-HT2b receptor, and hallucinations and mild to severe anxiety in the case of the 5-H2Ta receptor. LP352 has the potential to be a clinically differentiated 5-HT2c superagonist for patients with DEEs. For example, fenfluramine, marketed as FINTEPLA, a non-specific 5-HT2 agonist, was approved for the treatment of seizures associated with Dravet syndrome and LGS by the FDA in 2020 and 2022, respectively. Fenfluramine has been associated with significant side effects and FINTEPLA has a REMS program requirement and a boxed warning. Another 5-HT2c agonist, lorcaserin, is also under evaluation for its potential to reduce seizures in patients with Dravet syndrome and refractory epilepsies. Lorcaserin was discovered by Arena and approved by the FDA for chronic weight management, marketed as BELVIQ by Eisai. Lorcaserin was withdrawn from the market at the request of the FDA following the FDA’s analysis of the CAMELLIA-TIMI 61 clinical trial, for which patients in the lorcaserin group demonstrated a numerically higher but not a statistically significantly higher rate of total cancer diagnoses (7.7% vs 7.1% placebo). Based on the results of this clinical trial, the FDA concluded that the risks of lorcaserin outweigh the benefits, and requested that lorcaserin be withdrawn from the market for the approved indication of weight management. However, the FDA authorized an expanded access program for patients with Dravet syndrome to continue to receive lorcaserin. LP352 was designed and developed by Arena to be the next generation to lorcaserin, with the goal of being a safer and more effective 5-HT2c agonist. We believe LP352’s potential for high selectivity and novel chemistry gives it the potential to reduce seizures in DEE patients and overcome the known or perceived safety limitations of available drugs in the 5-HT2 class. However, we may not be correct, and the selectivity, specificity or other attributes of LP352 may result in similar or less desirable clinical profiles than less selective and specific available drugs or other product candidates. Further, in nonclinical toxicity studies of LP352 in rats and non-human primates ("NHPs") conducted by Outpost Medicine, LLC prior to returning the product to Arena, certain male rats and NHPs of varying degrees of maturity in the respective high dose groups experienced minimal to slight degeneration/atrophy of the seminiferous tubules with reduced spermatocyte maturation. Although exposure levels for these high dose groups were estimated to be far in excess of planned human exposures in our clinical trials and no similar AEs were observed in our subsequent toxicity studies in sexually mature rats and NHPs, we may see similar findings in the future.

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

DEEs are commonly treated with multiple combinations of anti-epileptic drugs ("AEDs") though physician preference for administered therapies differs across different epilepsy types. Pharmaceutical companies, such as Eisai, Lundbeck, Pfizer, and UCB have approved AEDs for the treatment of epilepsies. There are also non-pharmaceutical therapies for epilepsy patients, such as a ketogenic diet, vagus nerve stimulation, and surgery for some patients. Three companies have obtained FDA approval for the treatment seizures associated with DEEs. For example, fenfluramine was approved for the treatment of seizures associated with Dravet syndrome in June 2020 and LGS in March 2022, and is available for patients through a REMS program. Epidiolex (cannabidiol) was approved by the FDA for the treatment of seizures associated with Dravet syndrome and LGS in 2018, and the treatment of seizures associated with TSC in 2020, and DIACOMIT (stiripentol) was approved by the FDA in 2018 for seizures associated with Dravet syndrome. In addition, other companies are developing therapeutics for the treatment of epilepsies, including alternative approaches such as gene therapy.

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
•
The Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services ("CMS"), information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse midwives, and teaching hospitals during the previous year; and (ii) ownership and investment interests held by physicians and their immediate family members;
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

Reform measures that result in decreased physician reimbursement may adversely affect our business. Further, any reduction in reimbursement from Medicare or other governmental programs may result in a similar reduction in payments from private payors.

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

Risks Related to Our Intellectual Property

We depend on intellectual property licensed from third parties, including Arena, and the failure of our licensors to protect the licensed intellectual property or the termination our license could result in the loss of significant rights, which would harm our business.*

We are dependent on technology, patents, know-how, and proprietary materials, both our own and licensed from Arena. We entered into the Arena License Agreement pursuant to which we acquired an exclusive, royalty bearing, sublicensable, worldwide license to develop and commercialize LP352 for any use in humans, LP659 for the treatment of selected CNS indications and other neurological indications that Arena consents to include in the license (which consent shall not be unreasonably withheld), LP143 for the treatment of any CNS indication, and certain other compounds for CNS indications (pharmaceutical products containing any such compounds, the Licensed Products). Any termination of this license will result in the loss of significant rights and will restrict our ability to develop and commercialize our product candidates. If we or Arena fails to adequately protect this intellectual property, or if we seek to expand the field of our license to include additional indications we determine are advantageous or necessary for us to develop a licensed compound and Arena does not consent our ability to commercialize these compounds could suffer.

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

We depend, in part, on our licensors to file, prosecute, maintain, defend, and enforce patents and patent applications that are material to our business.*

Patents relating to our product candidates may be controlled by our licensor. Licensors may have rights to file, prosecute, maintain, and defend the patents we have licensed from such licensor. Our ability to settle legal claims may require consent of licensors. If our licensor or any future licensees having rights to file, prosecute, maintain, and defend our patent rights fail to conduct these activities for patents or patent applications covering any of our product candidates, including due to the impact of the COVID-19 pandemic on our licensor’s business operations, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using, or selling competing products. We cannot be certain that such activities by our licensor has been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. If our licensor has the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and, even if we are permitted to pursue such enforcement or defense, we cannot ensure the cooperation of our licensor. We cannot be certain that our licensor will allocate sufficient resources or prioritize its or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business. In addition, even when we have the right to control patent prosecution of licensed patents and patent applications, enforcement of licensed patents, or defense of claims asserting the invalidity of those patents, we may still be adversely affected or prejudiced by actions or inactions of our licensor and its counsel that took place prior to or after our assuming control. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners.

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

In addition, the stock market in general, and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. From March 12, 2021, through May 2, 2022, the closing price of our common stock has ranged between $4.00 and $17.30 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

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

Sales of a substantial number of shares of our common stock by our existing stockholders, including Arena (or Pfizer), in the public market, or the perception that such sales could occur, could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2022, there were a total of 13,585,950 shares of common stock outstanding (including 101,635 shares subject to repurchase as of such date), which does not include the shares of our non-voting common stock that may be converted into an aggregate of 3,629,400 shares of our common stock.

In addition, as of March 31, 2022, Arena (and Pfizer) owns 3,978,540 shares, or 23.1%, of our outstanding shares of voting and non-voting common stock. The sale by Arena (or Pfizer) of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our common stock.

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

General Risk Factors

We have incurred, and expect to continue to incur, significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.*

As a public company, we have incurred and expect to continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies and smaller reporting companies are exempted from certain of these requirements, but we may be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

4.2

Investors’ Rights Agreement by and among the registrant and certain of its stockholders, dated October 27, 2020 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-253329), filed with the SEC on February 19, 2021).

10.1	January 2022 amendment to Arena License Agreement (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-40192), filed with the SEC on March 3, 2022).
10.2*+	Retirement and Consulting Agreement by and between the Registrant and Philip Perera, M.D., dated March 17, 2022
10.3*+	Employment Agreement by and between the Registrant and Randall E. Kaye, M.D., dated March 17, 2022
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

Longboard Pharmaceuticals, Inc.

Date: May 5, 2022	By:	/s/ Kevin R. Lind
Kevin R. Lind
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Brandi L. Roberts
Brandi L. Roberts
Chief Financial Officer
(Principal Financial and Accounting Officer)