Form 10-Q
period 2022-06-30
Longboard Pharmaceuticals, Inc.
filed 2022-08-04
CIK 1832168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 2, 2022, the registrant had 17,215,350 shares of common stock, $0.0001 par value per share, outstanding, comprised of 13,585,950 shares of voting common stock, $0.0001 par value per share, and 3,629,400 shares of non-voting common stock, $0.0001 par value per share.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, which speak only as of the date they are made and are not guarantees of future performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “consider,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative or plural of these words or other comparable terminology. These forward-looking statements generally relate to future events or our future financial or operating results and may include, but are not limited to, statements about:

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
•
the effects on our operations of general political and economic conditions, including the COVID-19 pandemic, the invasion of Ukraine by Russia, economic slowdowns, recessions or market corrections, inflation, rising interest rates and tightening of credit markets resulting from the pandemic, the conflict in Ukraine or another cause; and
•
other risks and uncertainties, including those described under Part II, Item 1A, “Risk Factors” of this Quarterly Report.

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A, “Risk Factors” of this Quarterly Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements or rely on forward-looking statements as predictions of future events. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Unless the context otherwise indicates, references in this Quarterly Report to the terms, “Longboard,” “the Company,” “we,” “our” and “us” refer to Longboard Pharmaceuticals, Inc. and references to our “common stock” refer to our voting common stock.

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

An investment in shares of our common stock involves a high degree of risk. Below is a list of the more significant risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, are set forth under Part II, Item 1A, “Risk Factors” in this Quarterly Report. Some of the material risks associated with our business include the following:

•
Arena was acquired by Pfizer, Inc. on March 11, 2022, and Arena’s acquisition may negatively impact our development programs and stock price.
•
We have a very limited operating history, and we have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.
•
We will need substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. A recession or other unfavorable market conditions, including economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets caused by the ongoing COVID-19 pandemic, the conflict in Ukraine or otherwise, may limit our access to capital. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.
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
•
The regulatory approval processes of the U.S. Food and Drug Administration (“FDA”) and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
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
•
We depend on intellectual property licensed from third parties, including Arena, and the failure of our licensors to protect the licensed intellectual property or the termination of our license which could result in the loss of significant rights, which would harm our business.

•
If we are unable to obtain and maintain patent protection for our current or any future product candidates, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Longboard Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

	June 30,	December 31,
(in thousands, except share and per share data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$27,716	$66,346
Short-term investments	59,702	40,379
Prepaid expenses and other current assets	2,728	1,659
Total current assets	90,146	108,384
Right-of-use assets	355	521
Property and equipment	12	14
Other long-term assets	—	33
Total assets	$90,513	$108,952
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$602	$1,028
Accrued research and development expenses	4,215	2,245
Accrued compensation and related expenses	1,019	1,480
Accrued other expenses	1,345	352
Right-of-use liabilities, current portion	363	339
Total current liabilities	7,544	5,444
Right-of-use liabilities, net of current portion	—	185
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value; authorized shares - 10,000,000 at June 30, 2022 and December 31, 2021; issued and outstanding shares - none at June 30, 2022 and December 31, 2021	—	—
Voting common stock, $0.0001 par value; authorized shares - 300,000,000 at June 30, 2022 and December 31, 2021; issued and outstanding shares - 13,527,869 and 13,440,761 at June 30, 2022 and December 31, 2021, respectively, excluding 58,081 and 145,189, respectively, subject to repurchase	1	1
Non-voting common stock, $0.0001 par value; authorized shares - 10,000,000 at June 30, 2022 and December 31, 2021; issued and outstanding shares - 3,629,400 at June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	146,953	145,683
Accumulated other comprehensive loss	(784)	(164)
Accumulated deficit	(63,201)	(42,197)
Total stockholders' equity	82,969	103,323
Total liabilities and stockholders' equity	$90,513	$108,952

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Operating expenses:
Research and development	$8,921	$4,915	$16,042	$9,313
General and administrative	2,646	2,072	5,145	3,377
Total operating expenses	11,567	6,987	21,187	12,690
Loss from operations	(11,567)	(6,987)	(21,187)	(12,690)
Interest income, net	127	13	159	17
Other income (expense)	33	(6)	24	(6)
Net loss	$(11,407)	$(6,980)	$(21,004)	$(12,679)

Net loss per share, basic and diluted	$(0.67)	$(0.41)	$(1.23)	$(1.07)

Weighted-average shares outstanding, basic and diluted	17,130,307	16,827,556	17,108,582	11,846,653

Comprehensive loss:
Net loss	$(11,407)	$(6,980)	$(21,004)	$(12,679)
Unrealized loss on short-term investments	(188)	(34)	(620)	(34)
Comprehensive loss	$(11,595)	$(7,014)	$(21,624)	$(12,713)

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(21,004)	$(12,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,270	845
Depreciation	3	—
Amortization of premiums (accretion of discounts) on investments	149	(2)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,037)	(1,835)
Accounts payable	(426)	(298)
Accrued research and development expenses	1,970	668
Accrued compensation and related expenses	(461)	451
Accrued other expenses	993	(46)
Operating right-of-use assets and lease liabilities, net	4	—
Net cash used in operating activities	(18,539)	(12,896)
Cash flows from investing activities:
Purchases of short-term investments	(34,291)	(28,012)
Maturities of short-term investments	14,200	—
Net cash used in investing activities	(20,091)	(28,012)
Cash flows from financing activities:
Series A convertible preferred stock financing costs	—	(1)
Proceeds from initial public offering	—	84,774
Initial public offering costs	—	(8,320)
Net cash provided by financing activities	—	76,453
Net (decrease) increase in cash and cash equivalents	(38,630)	35,545
Cash and cash equivalents at the beginning of the period	66,346	55,316
Cash and cash equivalents at the end of the period	$27,716	$90,861

Non-cash investing and financing activities:
Initial public offering costs in accrued other expenses	$—	$1

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Notes to Unaudited Financial Statements

Note 1. Organization and Basis of Presentation

Description of Business

Longboard Pharmaceuticals, Inc. (the “Company”), formerly Arena Neuroscience, Inc., was incorporated in the state of Delaware on January 3, 2020, and is based in San Diego, California. The Company was organized and initially wholly-owned by Arena Pharmaceuticals, Inc. (“Arena”), until the closing of its Series A convertible preferred stock (“Series A Preferred Stock”) financing in October 2020. The Company is a clinical-stage biopharmaceutical company focused on developing novel, transformative medicines for neurological diseases. The Company’s most advanced product candidate, LP352, is being developed for the treatment of seizures associated with developmental and epileptic encephalopathies and is currently in a Phase 1b/2a clinical trial (“the PACIFIC Study”). The Company’s preclinical product candidates include LP659 and LP143, which are potential therapies for multiple neurological diseases.

Initial Public Offering

On March 16, 2021, the Company completed the initial public offering (“IPO”) of its common stock. In connection with the IPO, the Company issued and sold 5,298,360 shares of voting common stock, which included 298,360 shares of its voting common stock issued pursuant to the option granted to the underwriters to purchase additional shares in April 2021, at a public offering price of $16.00 per share. The Company raised $76.2 million in net proceeds from the IPO after deducting underwriters’ discounts and commissions of $5.9 million and issuance costs of $2.6 million. Unless otherwise noted, all references in the financial statements and related footnotes to the Company's “common stock” refers to the Company's voting common stock.

Immediately prior to the closing of the IPO, 2,630,000 shares of Series A Preferred Stock were exchanged for 3,629,400 shares of non-voting common stock and 2,970,000 shares were automatically converted into 4,098,600 shares of voting common stock. Following the IPO, there were no shares of Series A Preferred Stock outstanding.

Forward Stock Splits

On October 27, 2020, the Company filed an amendment to the Company’s certificate of incorporation to effect a forward stock split of shares of the Company’s common stock on a 2,783-for-1 basis (the “October 2020 Forward Stock Split”). The par value of the common stock was not adjusted as a result of the October 2020 Forward Stock Split. The accompanying financial statements and notes to the financial statements give retroactive effect to the October 2020 Forward Stock Split for the periods presented.

On March 5, 2021, the Company filed an amendment to the Company’s amended and restated certificate of incorporation to effect a forward stock split of shares of the Company’s common stock on a 1.38-for-1 basis (the “March 2021 Forward Stock Split”). Adjustments corresponding to the March 2021 Forward Stock Split were made to the ratio at which the Company’s Series A Preferred Stock were converted into common stock immediately prior to the closing of the IPO. The par value of the common stock and number of shares authorized were not adjusted as a result of the March 2021 Forward Stock Split. All references to common stock, options to purchase common stock, share data, per share data, and related information contained in the financial statements and related footnotes have been retrospectively adjusted to reflect the effect of the March 2021 Forward Stock Split for all periods presented.

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

Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all of its resources to research and development (“R&D”) activities, organizing and staffing, business planning, raising capital, in-licensing intellectual property rights and establishing its intellectual property portfolio, and providing general and administrative (“G&A”) support for these operations and has funded its operations primarily with the net proceeds from the issuance of Series A Preferred Stock and common stock. The Company has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $63.2 million and $42.2 million as of June 30, 2022, and December 31, 2021, respectively.

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

The COVID-19 pandemic and the conflict in Ukraine continue to evolve and have resulted in a significant disruption of global financial markets. The Company’s ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic and conflict. If the disruption persists or deepens, the Company could experience an inability to access additional capital.

As of June 30, 2022, the Company had available cash, cash equivalents and short-term investments of $87.4 million and working capital of $82.6 million to fund future operations. Management believes that its capital resources as of June 30, 2022, will be sufficient to fund the Company’s operations for at least 12 months after the date these unaudited condensed financial statements are issued.

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

R&D Expenses

R&D expenses are expensed in the periods in which they are incurred. External expenses consist primarily of payments to contract research organizations, outside consultants and other third parties in connection with the Company’s discovery, preclinical and clinical activities, process development, manufacturing activities, regulatory and other services. Certain R&D external expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers or the estimate of the level of service that has been performed at each reporting date. R&D expenses amounted to $8.9 million, $16.0 million, $4.9 million and $9.3 million for the three and six months ended June 30, 2022 and 2021, respectively.

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

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share as it would be anti-dilutive:

	Three and Six Months Ended June 30,
	2022	2021
Options to purchase common stock	2,496,166	1,285,656
Restricted stock awards, issued but unvested	58,081	348,450
Total	2,554,247	1,634,106

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

In February 2022, Russia commenced a military invasion of Ukraine. The ongoing geopolitical turmoil, including continuing military action in the region and sanctions imposed on Russia, have contributed to further disruption, instability and volatility of the financial markets, which may have an adverse impact on the Company’s business or ability to access the capital markets in the future.

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

The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2022
Assets:
Money market funds	$25,718	$25,718	$—	$—

Commercial paper	$9,860	$—	$9,860	$—
Corporate debt securities	20,743	—	20,743	—
Government and agency securities	30,097	24,795	5,302	—
Total assets measured at fair value	$86,418	$50,513	$35,905	$—

As of December 31, 2021
Assets:
Money market funds	$36,014	$36,014	$—	$—

Commercial paper	$13,987	$—	$13,987	$—
Corporate debt securities	14,017	—	14,017	—
Government and agency securities	12,375	9,559	2,816	—
Total short-term investments	40,379	9,559	30,820	—
Total assets measured at fair value	$76,393	$45,573	$30,820	$—

Note 4. Short-Term Investments

The following table summarizes short-term investments:

	As of June 30, 2022
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$8,863	$—	$(1)	$8,862
Corporate debt securities	21,158	—	(415)	20,743
Government and agency securities	30,465	—	(368)	30,097
Total short-term investments	$60,486	$—	$(784)	$59,702

	As of December 31, 2021
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$13,987	$—	$—	$13,987
Corporate debt securities	14,117	—	(100)	14,017
Government and agency securities	12,439	—	(64)	12,375
Total short-term investments	$40,543	$—	$(164)	$40,379

The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, any changes to the underlying credit risk of the investment, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. As of June 30, 2022, the Company held 34 securities, with an aggregate fair value of $51.8 million, in an unrealized loss position. These securities have not been in a continuous loss position for more than 12 months and there were no individual securities that were in a significant unrealized loss position as of June 30, 2022. The Company does not generally intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis which may be at maturity. As such, the Company has classified these losses as temporary in nature.

The following table summarizes the maturities of the Company's short-term investments at June 30, 2022:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$49,040	$48,668
Due after one year through three years	11,446	11,034
Total short-term investments	$60,486	$59,702

Note 5. Accrued Other Expenses

Accrued other expenses consisted of the following:

	As of
(in thousands)	June 30, 2022	December 31, 2021
Insurance premium finance liability	$794	$—
Accrued consulting fees	278	97
Accrued legal and accounting fees	171	7
Accrued computer related expenses	10	27
Accrued taxes	31	168
Accrued recruiting fees	—	30
Accrued other	61	23
Total	$1,345	$352

The Company entered into a premium finance agreement in March 2022 in connection with the renewal of its annual directors and officers insurance. The total amount financed was $1.2 million and is paid over nine months beginning in April 2022. The total finance charge for the premium finance agreement is $15,000 which is recorded to interest expense monthly on a straight-line basis.

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

Voting Common Stock and Non-Voting Common Stock

As of June 30, 2022, the Company had 13,527,869 shares of voting common stock outstanding, excluding 58,081 shares subject to repurchase, and 3,629,400 shares of non-voting common stock outstanding. As of December 31, 2021, the Company had 13,440,761 shares of voting common stock outstanding, excluding 145,189 shares subject to repurchase, and 3,629,400 shares of non-voting common stock outstanding.

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

Reconciliation of Changes in Stockholders’ Equity

The following tables document the changes in stockholders' equity for the three and six months ended June 30, 2022 and 2021 (unaudited):

	Convertible Preferred Stock		Voting Common Stock		Non-Voting Common Stock
(in thousands, except shares)	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2021	—	$—	13,440,761	$1	3,629,400	$—	$145,683	$(164)	$(42,197)	$103,323
Vesting of restricted stock	—	—	43,554	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	571	—	—	571
Unrealized loss on short-term investments, net	—	—	—	—	—	—	—	(432)	—	(432)
Net loss	—	—	—	—	—	—	—	—	(9,597)	(9,597)
Balance at March 31, 2022	—	$—	13,484,315	$1	3,629,400	$—	$146,254	$(596)	$(51,794)	$93,865
Vesting of restricted stock	—	—	43,554	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	699	—	—	699
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(188)	—	(188)
Net loss	—	—	—	—	—	—	—	—	(11,407)	(11,407)
Balance at June 30, 2022	—	$—	13,527,869	$1	3,629,400	$—	$146,953	$(784)	$(63,201)	$82,969

	Convertible Preferred Stock		Voting Common Stock		Non-Voting Common Stock
(in thousands, except shares)	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2020	5,600,000	$55,795	3,840,540	$—	—	$—	$11,708	$—	$(14,400)	$(2,692)
Conversion of Series A convertible preferred stock to common stock in connection with initial public offering	(5,600,000)	(55,795)	4,098,600	—	3,629,400	—	55,795	—	—	55,795
Issuance of common stock in initial public offering, net	—	—	5,000,000	1	—	—	71,848	—	—	71,849
Stock-based compensation	—	—	—	—	—	—	333	—	—	333
Net loss	—	—	—	—	—	—	—	—	(5,699)	(5,699)
Balance at March 31, 2021	—	$—	12,939,140	$1	3,629,400	$—	139,684	$—	$(20,099)	$119,586
Issuance of common stock in initial public offering, net	—	—	298,360	—	—	—	4,365	—	—	4,365
Stock-based compensation	—	—	—	—	—	—	512	—	—	512
Unrealized loss on short-term investments, net	—	—	—	—	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	—	—	—	—	(6,980)	(6,980)
Balance at June 30, 2021	—	$—	13,237,500	$1	3,629,400	$—	$144,561	$(34)	(27,079)	$117,449

Note 7. Agreements with Arena Pharmaceuticals, Inc.

The Company entered into a license agreement (the “License Agreement”), a services agreement (the “Services Agreement”), and a royalty purchase agreement (the “Royalty Purchase Agreement”) in October 2020 with Arena. The Company amended the License Agreement in January 2022 to add an additional program. Arena was purchased by Pfizer in March 2022. The following section summarizes these related party agreements.

License Agreement

Pursuant to the License Agreement, the Company has obtained an exclusive, royalty bearing, sublicensable, worldwide license under certain know-how and patents of Arena to develop and commercialize LP352 for any use in humans, LP143 and certain 5-HT2A compounds for the treatment of any central nervous system (“CNS”) indication in humans (excluding the treatment, prevention or amelioration of pain or any gastrointestinal, non-CNS autoimmune or cardiovascular disorder), and LP659 for the treatment of selected CNS indications in humans (pharmaceutical products containing any such compounds, Licensed Products). As consideration for the rights granted to the Company under the License Agreement, the Company will be required to pay to Arena a mid-single digit royalty on net sales of Licensed Products of LP352, and a low-single digit royalty on net sales of all other Licensed Products, by the Company, its affiliates or its sublicensees, subject to standard reductions. The Company’s royalty obligations continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of the (i) tenth anniversary of the first commercial sale of such product in such country or (ii) expiration of the last-to-expire valid claim of the patents licensed by us under the License Agreement covering the manufacture, use or sale of such product in such country.

Services Agreement

In connection with the License Agreement, the Company also entered into a Services Agreement with Arena under which Arena agreed to perform certain research and development services, general administrative services, management services and other mutually agreed services for the Company and receive service fees therefore on an hourly rate based on an annual full time equivalent rate agreed upon by the parties. Arena invoices the Company for services provided on a monthly basis, in arrears. The Services Agreement will continue until December 31, 2022, and will automatically renew for successive one-year terms. Either party may terminate the Services Agreement for any reason, subject to specified notice periods. Payments for services provided under the Services Agreement are recorded to research and development or general and administrative, on the statement of operations, as appropriate. The Company has significantly reduced its activities under the Services Agreement, including as a result of its having hired employees or contracted with third parties with the requisite expertise, and the Company is no longer substantially dependent on such services from Arena.

The following table summarizes the services expensed under the Services Agreement:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Research and development	$6	$218	$93	$464
General and administrative	—	24	—	94
Total	$6	$242	$93	$558

There were $2,000 and $188,000 of related party amounts related to the Services Agreement in accounts payable as of June 30, 2022 and December 31, 2021, respectively.

Royalty Purchase Agreement

In October 2020, the Company entered into a Royalty Purchase Agreement with 356 Royalty Inc., a wholly-owned subsidiary of Arena (“356 Royalty”), and Arena, pursuant to which it purchased the right to receive all milestone payments, royalties, interest and other payments relating to net sales of lorcaserin, owed or otherwise payable to 356 Royalty by Eisai Inc. and Eisai Co., Ltd., pursuant to the Transaction Agreement, dated December 28, 2016, as amended, by and among 356 Royalty, Eisai Inc. and Eisai Co., Ltd. The Company made a one-time payment to Arena of $0.1 million. The Company expensed this amount to research and development expense on the statement of operations and comprehensive loss as lorcaserin is subject to regulatory approval and there are risks and uncertainties as to whether royalties will ultimately be paid and collected.

Note 8. Stock-Based Compensation

Equity Incentive Plan

In October 2020, the Company’s board of directors and stockholders approved the 2020 Equity Incentive Plan (“2020 Plan”), which provided for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, and stock appreciation rights to its employees, members of its board of directors, and consultants. The Company’s board of directors determined the exercise price, vesting and expiration period of the grants under the 2020 Plan.

The Company's board of directors adopted the 2021 Equity Incentive Plan (“2021 Plan”) in February 2021 and the Company's stockholders approved the 2021 Plan in March 2021. The 2021 Plan became effective on March 11, 2021. The 2021 Plan is the successor and continuation of the 2020 Plan. No additional awards may be granted under the 2020 Plan and all outstanding awards under the 2020 Plan remain subject to the terms of the 2020 Plan. As of June 30, 2022, the 2021 Plan authorizes and provides for the issuance of up to 3,694,999 shares of common stock, which amount will be increased to the extent that awards granted under the 2021 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2021 Plan). The number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, through January 1, 2031, in an amount equal to (i) 5% of the total number of shares of common stock outstanding on December 31 of the fiscal year before the date of each automatic increase (determined on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock), or (ii) a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2020 and 2021 Plans (or collectively, the “Equity Plans”) is ten years and, in general, the options issued under the Equity Plans vest over a one to four year period from the vesting commencement date. There are 1,198,833 shares available for grant under the 2021 Plan as of June 30, 2022.

Stock Award Grants under the Equity Plans

A summary of the Company’s Equity Plans stock option activity is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	1,421,756	$6.31	9.1	$1,272
Options granted	1,150,702	4.63
Options exercised	—	—
Options forfeited/cancelled	(76,292)	10.22
Balance at June 30, 2022	2,496,166	$5.42	9.0	$—
Vested and expected to vest at June 30, 2022	2,496,166	$5.42	9.0	$—
Options exercisable at June 30, 2022	807,142	$5.05	8.5	$—

Options exercisable at June 30, 2022 included 458,692 vested stock options and 348,450 stock options that are subject to an early exercise provision.

The following table presents the weighted-average assumptions used for the stock option grants for the three and six months ended June 30, 2022 and 2021, along with the related grant date fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock price	$4.70	$9.12	$4.63	$11.83
Risk-free interest rate	2.83%	1.03%	2.06%	0.86%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	75.15%	75.17%	75.20%	73.98%
Expected life (years)	5.7	6.1	6.0	6.0
Estimated grant date fair value per share of award granted	$3.10	$5.99	$3.08	$7.63

Determination of Fair Value of Common Stock. Prior to the IPO, there was no public market for the Company's common stock, and therefore, the estimated fair value of common stock for option grants was determined by the Company’s board of directors as of the date of each option grant, with input from management, considering the most recently available third-party valuations of common stock and the board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. Historically, these independent third-party valuations of the Company's equity instruments were performed contemporaneously with identified value inflection points. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (“Practice Aid”). The Practice Aid identifies various available methods for allocating the enterprise value across classes of series of capital stock in determining the fair value of the common stock at each valuation date.

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

Restricted Stock Awards

In October 2020, 348,450 restricted stock awards were granted to an employee under the 2020 Plan, which vest over two years and had an estimated fair value of $3.12 per share at the time of grant. As of June 30, 2022, 58,081 restricted stock awards remained to vest.

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Research and development	$282	$147	$410	$217
General and administrative	417	365	860	628
Total	$699	$512	$1,270	$845

As of June 30, 2022, unrecognized stock-based compensation expense was $6.6 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.9 years.

Employee Stock Purchase Plan

The Company's board of directors adopted the 2021 Employee Stock Purchase Plan (“ESPP”) in February 2021, the Company's stockholders approved the ESPP in March 2021 and it became effective on March 11, 2021. As of June 30, 2022, the ESPP authorizes the issuance of 525,492 shares of common stock under purchase rights granted to our employees. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, through January 1, 2031, by the lesser of (i) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year before the date of the automatic increase (determining on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock); and (ii) such number of shares of common stock that would cause the aggregate number of shares of common stock then reserved for issuance under the ESPP to equal 1,060,017 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be for a lesser amount of shares. The ESPP permits eligible employees, who elect to participate in an offering under the ESPP, to contribute up to 15% of their eligible earnings (as defined in the ESPP) towards the purchase of shares of common stock. Unless otherwise determined by the Company's board of directors, the price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company’s common stock on the commencement date of each offering period or the relevant purchase date, whichever is lower. There are certain service requirements for an employee to be eligible to participate in the ESPP, and no employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of common stock (as determined in accordance with the ESPP). Offering durations under the ESPP may not be longer than 27 months, and the Company may specify shorter purchase periods within each offering. The ESPP is considered a compensatory plan as defined by the authoritative guidance for stock-based compensation. As of June 30, 2022, the ESPP had not yet been implemented.

Note 9. Commitments and Contingencies

Leases

In June 2021, the Company entered into a lease agreement for office space located at 4275 Executive Square, Suite 950, La Jolla, California 92037 where it occupies 8,681 square feet. The lease became effective July 1, 2021, and continues through June 30, 2023. Rent payments are approximately $29,000 per month for the first year and increase by 4.5% in the second year. A security deposit of $33,000 was paid in June 2021 and is included in prepaid expenses and other current assets on the unaudited condensed balance sheet as of June 30, 2022.

Previously, the Company leased certain office space in San Diego, California under a month to month lease. Rent payments were approximately $1,000 per month.

For the three and six months ended June 30, 2022 and 2021, the Company recorded approximately $98,000, $193,000, $3,000 and $6,000, respectively, in rent expense.

The below table provides supplemental cash flow information related to leases as follows (in thousands):

Six Months Ended
June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$181

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

June 30, 2022
Operating leases
Right-of-use assets, net	$355

Right-of-use lease liabilities, current	363
Right-of-use lease liabilities, noncurrent	—
Total operating lease liabilities	$363

Weighted-average remaining lease term
Operating leases	1 year

Weighted-average discount rate
Operating leases	9.0%

Future minimum lease commitments are as follows as of June 30, 2022 (in thousands):

Operating Leases
Year Ending December 31,
2022	189
2023	189
Total lease payments	378
Less imputed interest	(15)
Total	$363

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company will accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2022 and December 31, 2021, the Company is not a party to any litigation.

Note 10. Employment Benefits

Effective in June 2021, the Company established a 401(k) salary deferral plan for its employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company provides a safe harbor contribution of up to 4% of the employee's compensation, not to exceed eligible limits, and subject to employee participation. For the three and six months ended June 30, 2022, the Company incurred approximately $115,000 and $172,000, respectively, in expenses related to the safe harbor contribution.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2022 (our “2021 Annual Report”).

Forward-Looking Statements

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read Part II, Item 1A, “Risk Factors” of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview and Recent Developments

We are a clinical-stage biopharmaceutical company focused on developing novel, transformative medicines for neurological diseases. We were formed in January 2020 by Arena Pharmaceuticals, Inc. (“Arena”) to advance a portfolio of centrally acting product candidates designed to be highly selective for specific G protein-coupled receptors (“GPCRs”). Our small molecule product candidates were discovered out of the same platform at Arena that represents a culmination of more than 20 years of GPCR research. Our pipeline includes:

•
LP352, an oral, centrally acting, 5-hydroxytryptamine 2C receptor subtype (“5-HT2C”) superagonist, currently in a Phase 1b/2a clinical trial (“the PACIFIC Study”) for the treatment of seizures associated with developmental and epileptic encephalopathies (“DEEs”), which may include Dravet syndrome, Lennox-Gastaut syndrome (“LGS”), tuberous sclerosis complex (“TSC”), CDKL5 deficiency disorder, SCN2A-related disorders, among others;
o
We recently announced that we have expanded the age range of patients in the PACIFIC Study to include adolescents (ages 12 to 17), we are expanding our clinical trial sites into Australia, including sites in the Australian Epilepsy Clinical Trial Network, and we have added an open-label extension study to allow us to offer long-term access of LP352 to eligible trial participants.
•
LP659, a centrally acting, sphingosine-1-phosphate (“S1P”) receptor subtypes 1 and 5 (“S1P1,5”) receptor modulator in preclinical studies for multiple neurological diseases, for which we anticipate submitting an investigational new drug application (“IND”) to the FDA in the fourth quarter of 2022; and
•
LP143, a centrally acting, full cannabinoid type 2 receptor (“CB2”) agonist in preclinical studies for central nervous system (“CNS”) diseases and disorders.

In October 2020, we entered into a License Agreement with Arena (the “Arena License Agreement”), pursuant to which Arena granted us an exclusive, royalty bearing, sublicensable, worldwide license to develop and commercialize LP352, LP659, LP143 and certain 5-HT2A compounds (pharmaceutical products containing any such product candidates, the “Licensed Products”). In January 2022, we amended the Arena License Agreement to add an additional program.

The following table provides an overview of the current product candidates we are focusing on:

* We hold rights to our product candidates through the Arena License Agreement.

We are also eligible to receive royalties of 9.5% to 18.5% on sales of lorcaserin if approved for commercialization through the Royalty Purchase Agreement.

We were incorporated in January 2020. Since our inception, we have devoted substantially all of our resources to research and development activities, organizing and staffing our company, business planning, raising capital, in-licensing intellectual property rights and establishing our intellectual property portfolio, and providing general and administrative support for these operations. We have principally financed our operations to date through the private placement of convertible preferred stock and the completion of our initial public offering (the “IPO”) of our common stock in March 2021. To date, we have raised gross proceeds of approximately $56.0 million from the issuance of our convertible preferred stock and $84.8 million from our IPO. As of June 30, 2022, we had cash, cash equivalents and short-term investments of $87.4 million.

We have incurred net losses since our inception. Our net losses were $11.4 million, $21.0 million, $7.0 million and $12.7 million, respectively, for the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, we had an accumulated deficit of $63.2 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect that our expenses and operating losses will increase substantially as product candidates advance through preclinical studies and clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, if we obtain marketing approval for any of our product candidates, and incur additional costs associated with operating as a public company. We expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We base our estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates, which will not be for many years, if ever. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our research and development programs, future commercialization efforts or other operations, or grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves, which would have a negative impact on our financial condition.

The global COVID-19 pandemic continues to evolve. As a result of the COVID-19 pandemic, we have faced and may continue to face delays in meeting our anticipated timelines for our ongoing and planned clinical trials. Specifically, the initiation of the multiple-ascending dose (“MAD”) portion of the Phase 1 clinical trial of LP352 was delayed, in part, as a result of the impact of the COVID-19 pandemic on the clinical site in the United Kingdom that conducted the single-ascending dose (“SAD”) portion of the Phase 1 clinical trial for LP352, and subsequently we modified the protocol and relocated the MAD portion of such trial to a new clinical site in the United States. We completed the MAD portion of the Phase 1 clinical trial of LP352 in September 2021. The extent of the impact of COVID-19 on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our development activities, planned clinical trial enrollment, future trial sites, contract research organizations (“CROs”), third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and work locations. We will continue to actively monitor the evolving impacts of the COVID-19 pandemic and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. The extent to which the COVID-19 pandemic or a similar health epidemic may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains highly uncertain and subject to change. For a discussion of risks related to the impact of the ongoing COVID-19 pandemic on our business, see Part II, Item 1A, “Risk Factors—Risks Related to Our Business Operations, Employee Matters and Managing Growth—COVID-19 has impacted and could continue to adversely impact our business.”

In addition, the ongoing geopolitical turmoil caused by the conflict in Ukraine has contributed to further disruption, instability and volatility of the financial markets, which may have an adverse impact on our business or ability to access the capital markets in the future. For a discussion of risks related to the impact of the ongoing conflict in Ukraine on our business, see Part II, Item 1A, “Risk Factors—Risks Related to Our Limited Operating History, Financial Position and Need For Additional Capital—We will need substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. A recession or other unfavorable market conditions, including economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets caused by the ongoing COVID-19 pandemic, the conflict in Ukraine or otherwise, may limit our access to capital. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.”

Agreements with Arena

Below is a summary of the key terms for our license and other agreements with Arena. On March 11, 2022, Pfizer, Inc. (“Pfizer”) announced it completed its acquisition of Arena, and Arena became a wholly-owned subsidiary of Pfizer. For a discussion of risks related to Pfizer’s acquisition of Arena, see Part II, Item 1A, “Risk Factors—Risk Related to Arena Having Been Acquired by Pfizer—Arena was acquired by Pfizer on March 11, 2022, and Arena’s acquisition may negatively impact our development programs and stock price.”

License Agreement

In October 2020, we entered into the Arena License Agreement, pursuant to which we obtained an exclusive, worldwide license of certain intellectual property for the Licensed Products. In January 2022, we amended the Arena License Agreement to add an additional program. The Arena License Agreement imposes various development, regulatory and/or commercial diligence obligations on our company, and requires the payment of royalties, including a mid-single digit royalty on net sales of Licensed Products of LP352, and a low-single digit royalty on net sales of all other Licensed Products, by our company, its affiliates or its sublicensees, subject to standard reductions, and other obligations.

Royalty Purchase Agreement

In October 2020, we entered into a Royalty Purchase Agreement with Arena and 356 Royalty Inc., a wholly-owned subsidiary of Arena (“356 Royalty”), pursuant to which we purchased the right to receive all milestone payments, royalties, interest and other payments relating to net sales of lorcaserin in all countries and territories of the world owed or otherwise payable to 356 Royalty by Eisai Inc. and Eisai Co., Ltd., pursuant to a Transaction Agreement dated December 28, 2016, as amended, by and among 356 Royalty, Eisai Inc. and Eisai Co., Ltd., for an upfront payment of $0.1 million. Lorcaserin is currently in a Phase 3 clinical trial for Dravet syndrome.

Services Agreement

In October 2020, we entered into a services agreement (the “Services Agreement”) with Arena under which Arena agreed to perform certain research and development services, general administrative services, management services and other mutually agreed services for us and receive service fees therefore on an hourly rate based on an annual full time equivalent rate agreed upon by the parties. We have significantly reduced our activities under the Services Agreement, including as a result of our having hired employees or contracted with third parties with the requisite expertise, and we are no longer substantially dependent on such services from Arena.

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

Indirect costs include:

•
personnel-related costs, which include salaries, payroll taxes, employee benefits and other employee-related costs, including stock-based compensation, for personnel engaged in research and development functions; and
•
facilities and other various expenses.

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

We expect that our research and development expenses will increase substantially for the foreseeable future as we continue the development of our product candidates, particularly as product candidates in later stages of development generally have higher development costs than those in earlier stages of development. We cannot determine with certainty the timing of the initiation, duration or completion costs of future clinical trials and preclinical studies of our product candidates due to the inherently unpredictable nature of clinical and preclinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations.

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

•
uncertainties in clinical trial design and patient enrollment or drop out or discontinuation rates, particularly in light of the ongoing COVID-19 pandemic and the conflict in Ukraine;
•
potential additional safety monitoring requested by regulatory agencies;
•
the duration of patient participation in our ongoing and planned clinical trials and follow-up;
•
the efficacy and safety profile of our product candidates;
•
the timing, receipt and terms of any approvals from applicable regulatory authorities, including the FDA and foreign regulatory authorities;
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
•
the impact of any business interruptions to our operations or to those of the third parties with whom we work, particularly in light of the ongoing COVID-19 pandemic, the conflict in Ukraine and general disruption of global supply chains and financial markets; and
•
maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates.

A change in the outcome of any of these or other variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, which include salaries, payroll taxes, employee benefits and other employee-related costs, including stock-based compensation, for personnel in executive, finance and other administrative functions. Other significant costs include legal fees relating to corporate matters, professional fees for accounting and consulting services and facility-related costs.

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

Financial Operations Overview

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating expenses:
Research and development	$8,921	$4,915	$16,042	$9,313
General and administrative	2,646	2,072	5,145	3,377
Total operating expenses	11,567	6,987	21,187	12,690
Loss from operations	(11,567)	(6,987)	(21,187)	(12,690)
Interest income, net	127	13	159	17
Other income (expense)	33	(6)	24	(6)
Net loss	$(11,407)	$(6,980)	$(21,004)	$(12,679)

Research and Development Expenses

The following table summarizes our research and development expenses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Direct costs:
LP352	$4,721	$2,975	$8,263	$4,483
Preclinical programs	1,684	759	3,231	2,869
Indirect costs:
Personnel-related	2,118	976	3,881	1,622
All other	398	205	667	339
Total research and development expenses	$8,921	$4,915	$16,042	$9,313

Research and development expenses were $8.9 million for the three months ended June 30, 2022, an increase of $4.0 million, or 82%, compared to $4.9 million for the three months ended June 30, 2021. The net increase of $4.0 million is primarily related to increases of $1.7 million in clinical trial and preclinical expenses related to LP352, $1.1 million in personnel-related expenses, and $0.9 million in preclinical expenses related to LP659 and LP143.

Research and development expenses were $16.0 million for the six months ended June 30, 2022, an increase of $6.7 million, or 72%, compared to $9.3 million for the six months ended June 30, 2021. The net increase of $6.7 million is primarily related to increases of $3.8 million in clinical trial and preclinical expenses related to LP352, $2.3 million in personnel-related expenses, and $0.4 million in preclinical expenses related to LP659 and LP143.

General and Administrative Expenses

General and administrative expenses were $2.6 million for the three months ended June 30, 2022, an increase of $0.5 million, or 28%, compared to $2.1 million for the three months ended June 30, 2021. The net increase of $0.5 million is primarily related to a $0.4 million increase in personnel-related costs.

General and administrative expenses were $5.1 million for the six months ended June 30, 2022, an increase of $1.7 million, or 52%, compared to $3.4 million for the six months ended June 30, 2021. The net increase of $1.7 million is primarily related to increases of $1.0 million in personnel-related costs, $0.3 million in insurance expense and $0.2 million in rent expense.

Liquidity and Capital Resources

As of June 30, 2022, we had cash, cash equivalents and short-term investments of $87.4 million and working capital of $82.6 million to fund future operations. As of December 31, 2021, we had cash, cash equivalents and short-term investments of $106.7 million and working capital of $102.9 million to fund future operations.

Sources of Liquidity

We have funded our operations primarily through available cash, cash equivalents and short-term investments, and the sale and issuance of common stock and convertible preferred stock. In October 2020, we completed a $56.0 million private placement of our Series A convertible preferred stock. In connection with our IPO in March 2021, we issued and sold 5,298,360 shares of common stock, which included 298,360 shares of our common stock issued pursuant to the over-allotment option granted to the underwriters to purchase additional shares of common stock, at a public offering price of $16.00 per share. We raised $76.2 million in net proceeds from the IPO after deducting underwriters’ discounts and commissions of $5.9 million and issuance costs of $2.6 million.

Material Cash Requirements

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future.

We expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations beyond the next 12 months by utilizing our existing cash, cash equivalents and short-term investments and through a combination of equity offerings, debt financings, collaborations, licenses and other similar arrangements. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based our estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain. Our ability to fund longer-term operating needs will depend on our ability to commercialize product candidates for which we may obtain regulatory approval, our ability to access the capital markets and other factors, including those discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report.

Our future capital requirements will depend on many factors, including:

•
the type, number, scope, progress, expansions, results, costs and timing of our preclinical studies and clinical trials for our current and any future product candidates and the potential indications which we are pursuing or may choose to pursue in the future;
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
•
our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•
patients’ willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;
•
costs associated with any product candidates, products or technologies that we may in-license or acquire; and

•
if we experience any delays or encounter any issues with any of the above, which may be exacerbated by macroeconomic events stemming from the ongoing COVID-19 pandemic or evolving geopolitical developments such as the conflict in Ukraine.

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

Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, the conflict in Ukraine or otherwise. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our research and development programs, future commercialization efforts or other operations, or grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves, which would have a negative impact on our financial condition.

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(18,539)	$(12,896)
Net cash used in investing activities	(20,091)	(28,012)
Net cash provided by financing activities	—	76,453
Net (decrease) increase in cash and cash equivalents	$(38,630)	$35,545

Operating Activities

Net cash used in operating activities was $18.5 million and $12.9 million for the six months ended June 30, 2022 and 2021, respectively. Net cash used in operating activities for the six months ended June 30, 2022 was primarily due to our net loss of $21.0 million, adjusted for $1.3 million of stock-based compensation expense and $1.0 million from changes in operating assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2021 was primarily due to our net loss of $12.7 million, adjusted for $0.8 million of stock-based compensation expense and $1.1 million from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $20.1 million and $28.0 million for the six months ended June 30, 2022 and 2021, respectively. Net cash used in investing activities for the six months ended June 30, 2022 was related to $34.3 million of short-term investment purchases, which was offset by $14.2 million in short-term investment maturities. Net cash used in investing activities for the six months ended June 30, 2021 consisted of $28.0 million of short-term investment purchases.

Financing Activities

Net cash provided by financing activities was none and $76.5 million for the six months ended June 30, 2022 and 2021, respectively. Net cash provided by financing activities during the six months ended June 30, 2021 was comprised of net proceeds of $76.5 million from our IPO, which excludes $0.2 million of IPO expenses that were paid in 2020.

Critical Accounting Estimates

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

While our significant accounting policies are described in more detail in the notes to our financial statements appearing in our 2021 Annual Report, we believe that the following accounting policies are critical to understanding our historical and future performance, as the policies relate to the more significant areas involving management’s judgments and estimates used in the preparation of our financial statements. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2022, as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report.

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

We will cease to be an emerging growth company prior to the end of December 31, 2026, if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022, the end of the period covered by this Quarterly Report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in shares of our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our unaudited condensed financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares in our common stock. The occurrence of any of the risks described below could harm our business, financial condition, results of operations, growth prospects and/or stock price or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that are new risk factors or ones containing substantive changes from the similarly titled risk factors included in our 2021 Annual Report.

Risk Related to Arena Having Been Acquired by Pfizer

Arena was acquired by Pfizer on March 11, 2022, and Arena’s acquisition may negatively impact our development programs and stock price.*

On March 11, 2022, Pfizer announced it completed its acquisition of Arena, and Arena became a wholly-owned subsidiary of Pfizer. We have licensed our product candidates, including LP352, LP659 and LP143, from Arena, and we rely on Arena to help protect intellectual property relating to our Licensed Products. As of March 11, 2022, Arena held 23.1% of our outstanding shares of voting and non-voting common stock, and may provide us certain services pursuant to a Services Agreement. We do not know if Pfizer will cooperate with us in protecting the intellectual property relating to our Licensed Products, continue to provide us services or hold or sell the shares of our common stock that it owns. We also do not know if Pfizer will view our development programs positively or negatively, or as complimentary or competitive to its development programs. If a disagreement between us and Pfizer were to occur, Pfizer might seek to exert control of us through its ownership of our common stock, challenge our rights or default on its obligations in the Arena License Agreement or another agreement between us, or sell its shares, any of which actions could have an adverse impact on our ability to develop our Licensed Products or on our stock price.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses since our inception in January 2020. For the three and six months ended June 30, 2022, we reported net losses of $11.4 million and $21.0 million, respectively. As of June 30, 2022, we had an accumulated deficit of $63.2 million.

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

We will need substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. A recession or other unfavorable market conditions, including economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets caused by the ongoing COVID-19 pandemic, the conflict in Ukraine or otherwise, may limit our access to capital. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.*

We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we continue to develop our product candidates in preclinical studies and clinical trials and expand our organization by hiring additional personnel. Our expenses will increase substantially if our product candidates successfully complete early clinical and other studies, and also could increase beyond expectations if the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities require us to perform clinical and other studies in addition to those that we currently anticipate. In addition, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Furthermore, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to manufacturing, marketing, sales and distribution.

As of June 30, 2022, our cash, cash equivalents and short-term investments were $87.4 million. We believe, based on our current operating plan, that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

Additional funding may not be available on acceptable terms, or at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, geopolitical developments such as the conflict between Ukraine and Russia, and global supply chain challenges, the global credit and financial markets have experienced extreme volatility and disruptions, including those related to liquidity and credit availability, increasing inflation rates and the responses by central banking authorities to control such inflation, consumer confidence, economic growth, unemployment rates, and economic stability. For example, rising inflation rates in the United States have begun to affect businesses across many industries. The ultimate impact of the COVID-19 pandemic on our ability to access capital quickly or on favorable terms to fund our ongoing operations will depend on future developments, which are highly uncertain and cannot be predicted. Conditions will be subject to the effectiveness of government policies, including vaccine mandates, vaccine shortages and administration rates, the emergence of new strains or variants of the virus, and other factors that are not foreseeable. If the equity and credit markets deteriorate or are otherwise not favorable, it may make any necessary debt or equity financing more difficult, more costly or more dilutive. If we do not raise additional capital in sufficient amounts, we may be prevented from pursuing development and commercialization efforts, which will harm our business, operating results and prospects.

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

For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, United Kingdom and European Union, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, and/or supply chain continuity, in both Europe and globally, and has introduced significant uncertainty into global markets. While we do not operate in Russia, Ukraine or Eastern Europe, as the adverse effects of this conflict continue to develop and potentially spread, both in Europe and throughout the rest of the world, our business and results of operations may be adversely affected, particularly to the extent this conflict escalates to involve additional countries, further economic sanctions or wider military conflict.

Risks Related to the Development and Commercialization of Our Product Candidates

We are early in our development efforts and have only one product candidate, LP352, in early clinical development. All of our other product candidates are in the preclinical or research stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.*

We are in the early stages of our development efforts and have one product candidate, LP352, in clinical development. We have completed the SAD and MAD portions of a Phase 1 clinical trial and have initiated the PACIFIC Study, a Phase 1b/2a clinical trial for this product candidate. Our other product candidates currently in development, including LP659 and LP143, are in the preclinical stage. We will need to progress LP659, LP143 and any other early product candidates through IND-enabling studies and submit INDs to the FDA prior to initiating their clinical development. Moreover, none of our product candidates have advanced into a pivotal study. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•
our ongoing relationship with Arena and Pfizer, from whom we license our product candidates, including LP352, LP659 and LP143;
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
•
receipt of marketing approvals from applicable regulatory authorities, including new drug applications (“NDAs”) from the FDA and maintaining such approvals;
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
•
delays in obtaining approval from one or more institutional review boards (“IRBs”), or IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional participants, or withdrawing their approval of the trial;
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
•
occurrence of adverse events (“AEs”) or serious adverse events (“SAEs”) associated with the product candidate that are viewed to outweigh its potential benefits;
•
occurrence of SAEs in trials of the same class of agents conducted by other companies;
•
selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
•
a facility manufacturing our product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practice (“cGMP”) regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
•
third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol (“GCP”) or other regulatory requirements; or
•
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

In addition, disruptions caused by the COVID-19 pandemic or the ongoing conflict between Russia and Ukraine may increase the likelihood that we encounter difficulties or delays in initiating, screening, enrolling, conducting, or completing our ongoing and planned preclinical studies and clinical trials. Clinical site initiation and patient screening and enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic, or to the extent the ongoing conflict between Russia and Ukraine escalates to involve additional countries, further economic sanctions or wider military conflict. Investigators and patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, could be limited, which in turn could adversely impact our clinical trial operations. Additionally, we may experience interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic. As a result of the COVID-19 pandemic, we have faced and may continue to face delays in meeting our anticipated timelines for our ongoing and planned clinical trials. For example, the initiation of the MAD portion of the Phase 1 clinical trial of LP352 was delayed, in part, as a result of the impact of the COVID-19 pandemic on the clinical site in the United Kingdom that conducted the SAD portion of the Phase 1 clinical trial for LP352, and subsequently we modified the protocol and relocated the MAD portion of such trial to a new clinical site in the United States. We completed the MAD portion of such trial in September 2021.

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

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.*

Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA or other comparable foreign regulatory authorities. Additionally, certain clinical trials for future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants. For example, the number of patients suffering from DEEs, such as Dravet syndrome, LGS and TSC, is small and, in some cases, has not been established with precision. If the actual number of patients with these diseases is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our product candidates. Even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials.

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

Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials, which could be exacerbated to the extent the ongoing conflict between Russia and Ukraine escalates to involve additional countries, further economic sanctions or wider military conflict. In addition, any negative results we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible. For example, the impact of public health epidemics, such as the ongoing COVID-19 pandemic, may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us or our partners from completing our clinical trials at all, and harm our ability to obtain approval for such product candidate. Further, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols, whether as a result of the COVID-19 pandemic and related illness or actions taken to slow the spread of COVID-19 or otherwise, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

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

LP352, our most advanced product candidate, is an oral, centrally acting, 5-HT2C superagonist with negligible observed impact on 5-HT2B and 5-HT2A receptor subtypes in our preclinical studies to date. 5-HT2B and 5-HT2A receptor subtypes have been known to be associated with significant adverse side effects, including valvular heart disease and pulmonary arterial hypertension in the case of the 5-HT2B receptor, and hallucinations and mild to severe anxiety in the case of the 5-HT2A receptor. LP352 has the potential to be a clinically differentiated 5-HT2C superagonist for patients with DEEs. For example, fenfluramine, marketed as FINTEPLA, a non-specific 5-HT2 agonist, was approved for the treatment of seizures associated with Dravet syndrome and LGS by the FDA in 2020 and 2022, respectively. Fenfluramine has been associated with significant side effects and FINTEPLA has a Risk Evaluation and Mitigation Strategy (“REMS”) program requirement and a boxed warning. Another 5-HT2C agonist, lorcaserin, is also under evaluation for its potential to reduce seizures in patients with Dravet syndrome and refractory epilepsies. Lorcaserin was discovered by Arena and approved by the FDA for chronic weight management, marketed as BELVIQ by Eisai. Lorcaserin was withdrawn from the market at the request of the FDA following the FDA’s analysis of the CAMELLIA-TIMI 61 clinical trial, for which patients in the lorcaserin group demonstrated a numerically higher but not a statistically significantly higher rate of total cancer diagnoses (7.7% vs 7.1% placebo). Based on the results of this clinical trial, the FDA concluded that the risks of lorcaserin outweigh the benefits, and requested that lorcaserin be withdrawn from the market for the approved indication of weight management. However, the FDA authorized an expanded access program for patients with Dravet syndrome to continue to receive lorcaserin. LP352 was designed and developed by Arena to be the next generation to lorcaserin, with the goal of being a safer and more effective 5-HT2C agonist. We believe LP352’s potential for high selectivity and novel chemistry gives it the potential to reduce seizures in DEE patients and overcome the known or perceived safety limitations of available drugs in the 5-HT2 class. However, we may not be correct, and the selectivity, specificity or other attributes of LP352 may result in similar or less desirable clinical profiles than less selective and specific available drugs or other product candidates. Further, in nonclinical toxicity studies of LP352 in rats and non-human primates (“NHPs”) conducted by Outpost Medicine, LLC prior to returning the product to Arena, certain male rats and NHPs of varying degrees of maturity in the respective high dose groups experienced minimal to slight degeneration/atrophy of the seminiferous tubules with reduced spermatocyte maturation. Although exposure levels for these high dose groups were estimated to be far in excess of planned human exposures in our clinical trials and no similar AEs were observed in our subsequent toxicity studies in sexually mature rats and NHPs, we may see similar findings in the future.

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

DEEs are commonly treated with multiple combinations of anti-epileptic drugs (“AEDs”) though physician preference for administered therapies differs across different epilepsy types. Pharmaceutical companies, such as Eisai, Lundbeck, Pfizer, and UCB have approved AEDs for the treatment of epilepsies. There are also non-pharmaceutical therapies for epilepsy patients, such as a ketogenic diet, vagus nerve stimulation, and surgery for some patients. Several companies have obtained FDA approval for the treatment seizures associated with DEEs. For example, ZTALMY (ganaxalone) was approved for the treatment of seizures associated with CDKL5 deficiency disorder in March 2022. Fenfluramine was approved for the treatment of seizures associated with Dravet syndrome in June 2020 and LGS in March 2022, and is available for patients through a REMS program. Epidiolex (cannabidiol) was approved for the treatment of seizures associated with Dravet syndrome and LGS in 2018, and the treatment of seizures associated with TSC in 2020, and DIACOMIT (stiripentol) was approved for seizures associated with Dravet syndrome in 2018. In addition, other companies are developing therapeutics for the treatment of DEEs, including alternative approaches such as gene therapy.

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

Our product candidates may be regulated as controlled substances, the making, use, sale, importation, exportation, and distribution of which are subject to significant regulation by the U.S. Drug Enforcement Administration (“DEA”) and other regulatory agencies.

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
•
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit, among other things, a person from knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private). Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, individuals or entities that perform certain services on behalf of a covered entity that involves the use or disclosure of individually identifiable health information and their subcontractors that use, disclose or otherwise process individually identifiable health information;
•
The Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse midwives, and teaching hospitals during the previous year; and (ii) ownership and investment interests held by physicians and their immediate family members;
•
state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and/or information regarding drug pricing, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers, state laws and regulations that require drug manufacturers to file reports relating to drug pricing and marketing information, and state and local laws that require the registration of pharmaceutical sales representatives; and

•
state and foreign laws that govern the privacy and security of personal information, including health-related information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. By way of example, California enacted the California Consumer Privacy Act (“CCPA”), effective January 1, 2020, which gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”) was approved in November 2020 by California voters. The CCPA and CPRA may increase our compliance costs and potential liability. Further, the EU General Data Protection Regulation (“GDPR”) imposes obligations and restrictions on the collection and use of personal data relating to individuals in the European Economic Area (“EEA”) (including health data). The GDPR increases obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data and requiring changes to informed consent practices and more detailed notices for clinical trial participants and investigators.

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

The FDA, Department of Justice (“DOJ”), and comparable foreign authorities strictly regulate the marketing and promotional claims that are made about pharmaceutical products, including our product candidates LP352, LP659 and LP143. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or comparable foreign authorities as reflected in the product’s approved labeling. Although physicians may prescribe products for off-label uses as the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. If we are found to have promoted such off-label uses, we may receive warning letters from the FDA and comparable foreign authorities and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA and other governmental authorities have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve enforcement actions. If we are deemed by the FDA, DOJ, or other governmental authorities to have engaged in the promotion of any current or future product candidates for off-label use, we could be subject to certain prohibitions or other restrictions on the sale or marketing and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.

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

Risks Related to Our Intellectual Property

We depend on intellectual property licensed from third parties, including Arena, and the failure of our licensors to protect the licensed intellectual property or the termination of our license could result in the loss of significant rights, which would harm our business.*

We are dependent on technology, patents, know-how, and proprietary materials, both our own and licensed from Arena. We entered into the Arena License Agreement pursuant to which we acquired an exclusive, royalty bearing, sublicensable, worldwide license to develop and commercialize LP352 for any use in humans, LP659 for the treatment of selected CNS indications and other neurological indications that Arena consents to include in the license (which consent shall not be unreasonably withheld), LP143 for the treatment of any CNS indication, and certain other compounds for CNS indications. Any termination of this license will result in the loss of significant rights and will restrict our ability to develop and commercialize our product candidates. If we or Arena fails to adequately protect this intellectual property, or if we seek to expand the field of our license to include additional indications we determine are advantageous or necessary for us to develop a licensed compound and Arena does not consent, our ability to commercialize these compounds could suffer.

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

Furthermore, our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us and if we fail to comply with our obligations under these agreements, including due to the impact of the COVID-19 pandemic or the invasion of Ukraine by Russia, or any economic slowdowns, recessions, market corrections, inflation, rising interest rates and tightening of credit markets resulting therefrom, on our business operations or our use of the intellectual property licensed to us in an unauthorized manner, or we are subject to a bankruptcy, we may be required to pay damages and the licensor may have the right to terminate the license.

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

Arena has the first right to control the prosecution and bring enforcement actions for infringement by third parties with respect to the licensed patents for LP143 licensed to us under the Arena License Agreement, for at least a period of time, with input from us, and we have an obligation to reasonably cooperate with Arena with respect to prosecution and enforcement of the other licensed programs, including LP352, LP659 and the 5-HT2A compounds. Unsuccessful actions to prosecute the patent applications or to prosecute such patent applications in our best interest could adversely affect our intellectual property rights.

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

Composition of matter patents for pharmaceutical products often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain, however, that the claims in our pending patent applications covering the composition of matter of our product candidates will be considered patentable by the U.S. Patent and Trademark Office (“USPTO”), or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label” for those uses that are covered by our method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or enforce against.

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

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. These changes could also increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (“Leahy-Smith Act”) was signed into law. When implemented, the Leahy-Smith Act included several significant changes to U.S. patent law that impacted how patent rights could be prosecuted, enforced and defended. In particular, the Leahy-Smith Act also included provisions that switched the United States from a “first-to-invent” system to a “first-to-file” system, allowed third party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent by the USPTO-administered post-grant proceedings. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO developed new regulations and procedures governing the administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, became effective on March 16, 2013. It remains unclear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a negative effect on our business.

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

We, our CROs and other third parties we might engage will be required to comply with the good laboratory practices (“GLPs”) and GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we will rely on CROs and others to conduct GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs and others does not relieve us of our regulatory responsibilities. If we, our CROs and other third parties we engage fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs or others fail to comply with these regulations or fail to recruit a sufficient number of participants, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

Risks Related to Our Business Operations, Employee Matters and Managing Growth

COVID-19 has impacted and could continue to adversely impact our business.*

The COVID-19 pandemic continues to evolve. As a result of the COVID-19 pandemic, we have faced and may continue to face delays in meeting our anticipated timelines for our ongoing and planned clinical trials. Specifically, the initiation of the MAD portion of the Phase 1 clinical trial of LP352 was delayed, in part, as a result of the impact of the COVID-19 pandemic on the clinical site in the United Kingdom that conducted the SAD portion of the Phase 1 clinical trial for LP352, and subsequently we modified the protocol and relocated the MAD portion of such trial to a new clinical site in the United States. We completed the MAD portion in September 2021. The extent to which the COVID-19 pandemic continues to impacts our business, our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, and the emergence of new strains or variants of the virus, vaccine shortages and administration rates, the effectiveness of government policies, including travel restrictions, quarantines, social distancing and vaccine mandate requirements, and business closures in the United States and other countries, and business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the virus and its variants. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts have previously impacted and could in the future adversely affect our business, financial condition, results of operations and growth prospects.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

We are highly dependent on the services of our senior management team and if we are not able to retain these members of our management team and recruit and retain additional management, clinical and scientific personnel, our business will be harmed.*

We are highly dependent on our senior management team. The employment agreements we have with these officers do not prevent such persons from terminating their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

In addition, we will need to attract, retain and motivate highly qualified additional management, clinical and scientific personnel. If we are not able to retain our management and to attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow.

We may not be able to attract or retain qualified personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. Many of the other pharmaceutical companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates and consultants than what we have to offer. This competition has become exacerbated by the increase in employee resignations currently taking place throughout the United States as a result of the COVID-19 pandemic, which is commonly referred to as the “great resignation.” We may also experience employee turnover as a result of the ongoing “great resignation.” In response to competition, rising inflation rates and labor shortages, we may need to adjust employee cash compensation, which would affect our operating costs and our margins, or equity compensation, which would affect our outstanding share count and cause dilution to existing stockholders. If we are unable to continue to attract, retain and motivate high-quality personnel and consultants to accomplish our business objectives, the rate and success at which we can discover and develop product candidates and our business will be limited and we may experience constraints on our development objectives.

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
•
general political and economic conditions, including the COVID-19 pandemic, the conflict in Ukraine, economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets; and
•
other events or factors, many of which are beyond our control.

In addition, the stock market in general, and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. From March 12, 2021, through August 2, 2022, the closing price of our common stock has ranged between $2.95 and $17.30 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

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

Sales of a substantial number of shares of our common stock by our existing stockholders, including Arena (or Pfizer), in the public market, or the perception that such sales could occur, could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2022, there were a total of 13,585,950 shares of common stock outstanding (including 58,081 shares subject to repurchase as of such date), which does not include the shares of our non-voting common stock that may be converted into an aggregate of 3,629,400 shares of our common stock.

In addition, as of June 30, 2022, Arena (and Pfizer) owned 3,978,540 shares, or 23.1%, of our outstanding shares of voting and non-voting common stock. The sale by Arena (or Pfizer) of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our common stock.

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

Pursuant to our 2021 Equity Incentive Plan (“2021 Plan”), our management is authorized to grant stock options to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under our 2021 Plan will automatically increase on January 1 of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year (determined on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock), or a lesser number of shares determined by our board of directors.

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

We are an emerging growth company and a smaller reporting company, and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.*

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until December 31, 2026, although circumstances could cause us to lose that status earlier, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

General Risk Factors

We have incurred, and expect to continue to incur, significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.*

As a public company, we have incurred and expect to continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies and smaller reporting companies are exempted from certain of these requirements, but we may be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On March 16, 2021, we completed our IPO and sold 5,298,360 shares of our common stock (inclusive of 298,360 shares purchased in April 2021 pursuant to the underwriters’ option to purchase additional shares) at a public offering price of $16.00 per share The offer and sale of the shares of common stock in the IPO were registered pursuant to a Registration Statement on Form S-1, as amended (File No. 333-253329), that was declared effective on March 11, 2021.

There has been no material change in the intended use of proceeds from our IPO as described in our final prospectus, dated March 11, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on March 12, 2021.

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

32.1*#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
#

The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Longboard Pharmaceuticals, Inc.

Date: August 4, 2022	By:	/s/ Kevin R. Lind
Kevin R. Lind
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Brandi L. Roberts
Brandi L. Roberts
Chief Financial Officer
(Principal Financial and Accounting Officer)