Form 10-Q
period 2022-09-30
Longboard Pharmaceuticals, Inc.
filed 2022-11-03
CIK 1832168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the registrant had 17,215,350 shares of common stock, $0.0001 par value per share, outstanding, comprised of 13,585,950 shares of voting common stock, $0.0001 par value per share, and 3,629,400 shares of non-voting common stock, $0.0001 par value per share.

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

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

An investment in shares of our common stock involves a high degree of risk. Below is a list of the more significant risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, are set forth under Part II, Item 1A, “Risk Factors” in this Quarterly Report. Some of the material risks associated with our business include the following:

•
Arena was acquired by Pfizer, Inc. (“Pfizer”) on March 11, 2022, and Arena’s acquisition may negatively impact our development programs and stock price.
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
•
Because we have multiple product candidates in our pipeline and are considering a variety of target indications, we may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
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
•
We depend on intellectual property licensed from third parties, including Arena, and the failure by us or our licensors to protect the licensed intellectual property or the termination of our license could result in the loss of significant rights, which would harm our business.

•
If we are unable to obtain and maintain patent protection for our current or any future product candidates, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Longboard Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

	September 30,	December 31,
(in thousands, except share and per share data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$18,745	$66,346
Short-term investments	58,574	40,379
Prepaid expenses and other current assets	2,473	1,659
Total current assets	79,792	108,384
Right-of-use assets	824	521
Property and equipment	10	14
Other long-term assets	33	33
Total assets	$80,659	$108,952
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$575	$1,028
Accrued research and development expenses	4,800	2,245
Accrued compensation and related expenses	1,589	1,480
Accrued other expenses	829	352
Right-of-use liabilities, current portion	360	339
Total current liabilities	8,153	5,444
Right-of-use liabilities, net of current portion	469	185
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value; authorized shares - 10,000,000 at September 30, 2022 and December 31, 2021; issued and outstanding shares - none at September 30, 2022 and December 31, 2021	—	—
Voting common stock, $0.0001 par value; authorized shares - 300,000,000 at September 30, 2022 and December 31, 2021; issued and outstanding shares - 13,571,423 and 13,440,761 at September 30, 2022 and December 31, 2021, respectively, excluding 14,527 and 145,189, respectively, subject to repurchase	1	1
Non-voting common stock, $0.0001 par value; authorized shares - 10,000,000 at September 30, 2022 and December 31, 2021; issued and outstanding shares - 3,629,400 at September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	147,748	145,683
Accumulated other comprehensive loss	(915)	(164)
Accumulated deficit	(74,797)	(42,197)
Total stockholders' equity	72,037	103,323
Total liabilities and stockholders' equity	$80,659	$108,952

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Operating expenses:
Research and development	$9,403	$4,093	$25,445	$13,406
General and administrative	2,481	2,262	7,626	5,639
Total operating expenses	11,884	6,355	33,071	19,045
Loss from operations	(11,884)	(6,355)	(33,071)	(19,045)
Interest income, net	287	23	446	40
Other income (expense)	1	(13)	25	(19)
Net loss	$(11,596)	$(6,345)	$(32,600)	$(19,024)

Net loss per share, basic and diluted	$(0.68)	$(0.38)	$(1.90)	$(1.41)

Weighted-average shares outstanding, basic and diluted	17,173,838	16,866,900	17,130,573	13,538,458

Comprehensive loss:
Net loss	$(11,596)	$(6,345)	$(32,600)	$(19,024)
Unrealized (loss) gain on short-term investments	(131)	10	(751)	(24)
Comprehensive loss	$(11,727)	$(6,335)	$(33,351)	$(19,048)

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(32,600)	$(19,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,065	1,383
Depreciation	4	—
Amortization of premiums on investments, net	263	142
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(815)	(2,727)
Accounts payable	(452)	(322)
Accrued research and development expenses	2,555	738
Accrued compensation and related expenses	109	756
Accrued other expenses	477	22
Operating right-of-use assets and lease liabilities, net	2	2
Net cash used in operating activities	(28,392)	(19,030)
Cash flows from investing activities:
Purchases of short-term investments	(50,848)	(37,263)
Maturities of short-term investments	31,639	—
Purchase of property and equipment	—	(13)
Net cash used in investing activities	(19,209)	(37,276)
Cash flows from financing activities:
Series A convertible preferred stock financing costs	—	(1)
Proceeds from initial public offering	—	84,774
Initial public offering costs	—	(8,322)
Net cash provided by financing activities	—	76,451
Net (decrease) increase in cash and cash equivalents	(47,601)	20,145
Cash and cash equivalents at the beginning of the period	66,346	55,316
Cash and cash equivalents at the end of the period	$18,745	$75,461

Non-cash investing and financing activities:
Property and equipment in accrued other expenses	$—	$3

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

Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all of its resources to research and development (“R&D”) activities, organizing and staffing, business planning, raising capital, in-licensing intellectual property rights and establishing its intellectual property portfolio, and providing general and administrative (“G&A”) support for these operations and has funded its operations primarily with the net proceeds from the issuance of Series A Preferred Stock and common stock. The Company has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $74.8 million and $42.2 million as of September 30, 2022, and December 31, 2021, respectively.

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

Geopolitical and macroeconomic events, such as the COVID-19 pandemic and the conflict in Ukraine, continue to evolve and have resulted in a significant disruption of global financial markets. The Company’s ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from such events. If the disruption persists or deepens, the Company could experience an inability to access additional capital.

As of September 30, 2022, the Company had available cash, cash equivalents and short-term investments of $77.3 million and working capital of $71.6 million to fund future operations. Management believes that its capital resources as of September 30, 2022, will be sufficient to fund the Company’s operations for at least 12 months after the date these unaudited condensed financial statements are issued.

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

R&D Expenses

R&D expenses are expensed in the periods in which they are incurred. External expenses consist primarily of payments to contract research organizations, outside consultants and other third parties in connection with the Company’s discovery, preclinical and clinical activities, process development, manufacturing activities, regulatory and other services. Certain R&D external expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers or the estimate of the level of service that has been performed at each reporting date. R&D expenses amounted to $9.4 million, $25.4 million, $4.1 million and $13.4 million for the three and nine months ended September 30, 2022 and 2021, respectively.

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

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share as it would be anti-dilutive:

	Three and Nine Months Ended September 30,
	2022	2021
Options to purchase common stock	2,355,648	1,346,237
Restricted stock awards, issued but unvested	14,527	348,450
Total	2,370,175	1,694,687

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

The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2022
Assets:
Money market funds	$15,748	$15,748	$—	$—

Commercial paper	$15,965	$—	$15,965	$—
Corporate debt securities	21,035	—	21,035	—
Government and agency securities	23,571	19,719	3,852	—
Total assets measured at fair value	$76,319	$35,467	$40,852	$—

As of December 31, 2021
Assets:
Money market funds	$36,014	$36,014	$—	$—

Commercial paper	$13,987	$—	$13,987	$—
Corporate debt securities	14,017	—	14,017	—
Government and agency securities	12,375	9,559	2,816	—
Total short-term investments	40,379	9,559	30,820	—
Total assets measured at fair value	$76,393	$45,573	$30,820	$—

Note 4. Short-Term Investments

The following table summarizes short-term investments:

	As of September 30, 2022
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$15,989	$—	$(24)	$15,965
Corporate debt securities	21,513	—	(478)	21,035
Government and agency securities	23,984	1	(414)	23,571
Total short-term investments	$61,486	$1	$(916)	$60,571

	As of December 31, 2021
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$13,987	$—	$—	$13,987
Corporate debt securities	14,117	—	(100)	14,017
Government and agency securities	12,439	—	(64)	12,375
Total short-term investments	$40,543	$—	$(164)	$40,379

The following table summarizes the maturities of the Company's short-term investments at September 30, 2022:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$53,115	$52,634
Due after one year through three years	8,371	7,937
Total short-term investments	$61,486	$60,571

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, at September 30, 2022 and December 31, 2021:

	As of September 30, 2022
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Commercial paper	9	$8,874	$(24)	—	$—	$—	9	$8,874	$(24)
Corporate debt securities	12	14,198	(167)	5	6,837	(311)	17	21,035	(478)
Government and agency securities	9	16,351	(260)	2	3,247	(154)	11	19,598	(414)
	30	$39,423	$(451)	7	$10,084	$(465)	37	$49,507	$(916)

	As of December 31, 2021
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Commercial paper	—	$—	$—	—	$—	$—	—	$—	$—
Corporate debt securities	10	14,017	(100)	—	—	—	10	14,017	(100)
Government and agency securities	7	12,375	(64)	—	—	—	7	12,375	(64)
	17	$26,392	$(164)	—	$—	$—	17	$26,392	$(164)

The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, any changes to the underlying credit risk of the investment, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The unrealized losses in the Company’s investments were caused by changes in interest rates caused by changing economic conditions, and not from a decline in credit of their underlying issuers. The Company does not generally intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis which may be at maturity. As such, the Company has classified these losses as temporary in nature.

Note 5. Accrued Other Expenses

Accrued other expenses consisted of the following:

	As of
(in thousands)	September 30, 2022	December 31, 2021
Insurance premium finance liability	$397	$—
Accrued consulting fees	143	97
Accrued legal and accounting fees	147	7
Accrued computer related expenses	16	27
Accrued taxes	31	168
Accrued recruiting fees	—	30
Accrued travel and other expenses	95	23
Total	$829	$352

The Company entered into a premium finance agreement in March 2022 in connection with the renewal of its annual directors and officers insurance. The total amount financed was $1.2 million and is paid over nine months beginning in April 2022. The total finance charge for the premium finance agreement is $15,000 which is recorded to interest expense monthly on a straight-line basis.

Note 6. Stockholders’ Equity

Sales Agreement

In September 2022, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor Fitzgerald”), pursuant to which it may issue and sell its common stock from time to time through an “at the market offering” (“ATM”) program under the Sales Agreement. The Company has no obligation to sell any shares of common stock under the Sales Agreement and may at any time suspend sales under the Sales Agreement. Cantor Fitzgerald will be entitled to compensation in an amount of 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. A maximum of $20.0 million of shares of common stock may be sold under the Sales Agreement. The Company had not sold any shares of its common stock under the Sales Agreement as of September 30, 2022.

Amended and Restated Certificate of Incorporation

In March 2021, the Company amended and restated the Company’s certificate of incorporation to, among other things, increase the authorized shares of voting common stock, non-voting common stock and preferred stock to 300,000,000 shares, 10,000,000 shares and 10,000,000 shares, respectively.

Voting Common Stock and Non-Voting Common Stock

As of September 30, 2022, the Company had 13,571,423 shares of voting common stock outstanding, excluding 14,527 shares subject to repurchase, and 3,629,400 shares of non-voting common stock outstanding. As of December 31, 2021, the Company had 13,440,761 shares of voting common stock outstanding, excluding 145,189 shares subject to repurchase, and 3,629,400 shares of non-voting common stock outstanding.

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

Reconciliation of Changes in Stockholders’ Equity

The following tables document the changes in stockholders' equity for the three and nine months ended September 30, 2022 and 2021 (unaudited):

	Convertible Preferred Stock		Voting Common Stock		Non-Voting Common Stock
(in thousands, except shares)	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2021	—	$—	13,440,761	$1	3,629,400	$—	$145,683	$(164)	$(42,197)	$103,323
Vesting of restricted stock	—	—	43,554	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	571	—	—	571
Unrealized loss on short-term investments, net	—	—	—	—	—	—	—	(432)	—	(432)
Net loss	—	—	—	—	—	—	—	—	(9,597)	(9,597)
Balance at March 31, 2022	—	—	13,484,315	1	3,629,400	—	146,254	(596)	(51,794)	93,865
Vesting of restricted stock	—	—	43,554	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	699	—	—	699
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(188)	—	(188)
Net loss	—	—	—	—	—	—	—	—	(11,407)	(11,407)
Balance at June 30, 2022	—	—	13,527,869	1	3,629,400	—	146,953	(784)	(63,201)	82,969
Vesting of restricted stock	—	—	43,554	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	795	—	—	795
Unrealized loss on short-term investments, net	—	—	—	—	—	—	—	(131)	—	(131)
Net loss	—	—	—	—	—	—	—	—	(11,596)	(11,596)
Balance at September 30, 2022	—	$—	13,571,423	$1	3,629,400	$—	$147,748	$(915)	$(74,797)	$72,037

	Convertible Preferred Stock		Voting Common Stock		Non-Voting Common Stock
(in thousands, except shares)	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2020	5,600,000	$55,795	3,840,540	$—	—	$—	$11,708	$—	$(14,400)	$(2,692)
Conversion of Series A convertible preferred stock to common stock in connection with initial public offering	(5,600,000)	(55,795)	4,098,600	—	3,629,400	—	55,795	—	—	55,795
Issuance of common stock in initial public offering, net	—	—	5,000,000	1	—	—	71,848	—	—	71,849
Stock-based compensation	—	—	—	—	—	—	333	—	—	333
Net loss	—	—	—	—	—	—	—	—	(5,699)	(5,699)
Balance at March 31, 2021	—	—	12,939,140	1	3,629,400	—	139,684	-	(20,099)	119,586
Issuance of common stock in initial public offering, net	—	—	298,360	—	—	—	4,365	—	—	4,365
Stock-based compensation	—	—	—	—	—	—	512	—	—	512
Unrealized loss on short-term investments, net	—	—	—	—	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	—	—	—	—	(6,980)	(6,980)
Balance at June 30, 2021	—	—	13,237,500	1	3,629,400	—	144,561	(34)	(27,079)	117,449
Stock-based compensation	—	—	—	—	—	—	538	—	—	538
Unrealized gain on short-term investments, net	—	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	—	(6,345)	(6,345)
Balance at September 30, 2021	—	$—	13,237,500	$1	3,629,400	$—	$145,099	$(24)	$(33,424)	$111,652

Note 7. Agreements with Arena Pharmaceuticals, Inc.

The Company entered into a license agreement (the “License Agreement”), a services agreement (the “Services Agreement”), and a royalty purchase agreement (the “Royalty Purchase Agreement”) in October 2020 with Arena, which was subsequently amended as described below. Arena was purchased by Pfizer in March 2022. The following section summarizes these related party agreements.

License Agreement

Pursuant to the License Agreement, the Company has obtained an exclusive, royalty bearing, sublicensable, worldwide license under certain know-how and patents of Arena to develop and commercialize LP352 for any use in humans, LP143 and certain 5-HT2A compounds for the treatment of any central nervous system (“CNS”) indication in humans (excluding the treatment, prevention or amelioration of pain or any gastrointestinal, non-CNS autoimmune or cardiovascular disorder), and LP659 for the treatment of selected CNS indications in humans (pharmaceutical products containing any such compounds, Licensed Products). In January 2022, the Company and Arena amended the Arena License Agreement to add additional 5-HT2A compounds, and in September 2022 the Company and Arena further amended the Arena License Agreement to expand the field of the license of LP659 and provide Arena a right of first negotiation to acquire certain development and commercial rights to LP659 products. As consideration for the rights granted to the Company under the License Agreement, the Company will be required to pay to Arena a mid-single digit royalty on net sales of Licensed Products of LP352, and a low-single digit royalty on net sales of all other Licensed Products, by the Company, its affiliates or its sublicensees, subject to standard reductions. The Company’s royalty obligations continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of the (i) tenth anniversary of the first commercial sale of such product in such country or (ii) expiration of the last-to-expire valid claim of the patents licensed by us under the License Agreement covering the manufacture, use or sale of such product in such country.

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

The following table summarizes the services expensed under the Services Agreement:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Research and development	$—	$235	$93	$699
General and administrative	—	30	—	124
Total	$—	$265	$93	$823

There were $1,000 and $188,000 of related party amounts related to the Services Agreement in accounts payable as of September 30, 2022 and December 31, 2021, respectively.

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

The Company's board of directors adopted the 2021 Equity Incentive Plan (“2021 Plan”) in February 2021 and the Company's stockholders approved the 2021 Plan in March 2021. The 2021 Plan became effective on March 11, 2021. The 2021 Plan is the successor and continuation of the 2020 Plan. No additional awards may be granted under the 2020 Plan and all outstanding awards under the 2020 Plan remain subject to the terms of the 2020 Plan. As of September 30, 2022, the 2021 Plan authorizes and provides for the issuance of up to 3,694,999 shares of common stock, which amount will be increased to the extent that awards granted under the 2021 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2021 Plan). The number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, through January 1, 2031, in an amount equal to (i) 5% of the total number of shares of common stock outstanding on December 31 of the fiscal year before the date of each automatic increase (determined on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock), or (ii) a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2020 and 2021 Plans (or collectively, the “Equity Plans”) is ten years and, in general, the options issued under the Equity Plans vest over a one to four year period from the vesting commencement date. There are 1,339,351 shares available for grant under the 2021 Plan as of September 30, 2022.

Stock Award Grants under the Equity Plans

A summary of the Company’s stock option activity is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	1,421,756	$6.31	9.1	$1,272
Options granted	1,204,702	4.59
Options exercised	—	—
Options forfeited/cancelled	(270,810)	5.65
Balance at September 30, 2022	2,355,648	$5.50	8.5	$262
Vested and expected to vest at September 30, 2022	2,355,648	$5.50	8.5	$262
Options exercisable at September 30, 2022	935,539	$5.15	7.6	$234

Options exercisable at September 30, 2022 included 587,089 vested stock options and 348,450 stock options that are subject to an early exercise provision.

The following table presents the weighted-average assumptions used for the stock option grants for the three and nine months ended September 30, 2022 and 2021, along with the related grant date fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock price	$3.60	$8.98	$4.59	$11.46
Risk-free interest rate	2.80%	0.90%	2.09%	0.86%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	75.68%	76.08%	75.22%	74.25%
Expected life (years)	6.1	5.9	6.0	6.0
Estimated grant date fair value per share of award granted	$2.44	$5.87	$3.05	$7.40

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

Restricted Stock Awards

In October 2020, 348,450 restricted stock awards were granted to an employee under the 2020 Plan, which vest over two years and had an estimated fair value of $3.12 per share at the time of grant. As of September 30, 2022, 14,527 restricted stock awards remained to vest.

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Research and development	$354	$164	$764	$381
General and administrative	441	374	1,301	1,002
Total	$795	$538	$2,065	$1,383

As of September 30, 2022, unrecognized stock-based compensation expense was $5.5 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.7 years.

Employee Stock Purchase Plan

The Company's board of directors adopted the 2021 Employee Stock Purchase Plan (“ESPP”) in February 2021, the Company's stockholders approved the ESPP in March 2021 and it became effective on March 11, 2021. As of September 30, 2022, the ESPP authorizes the issuance of 525,492 shares of common stock under purchase rights granted to our employees. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, through January 1, 2031, by the lesser of (i) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year before the date of the automatic increase (determining on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock); and (ii) such number of shares of common stock that would cause the aggregate number of shares of common stock then reserved for issuance under the ESPP to equal 1,060,017 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be for a lesser amount of shares. The ESPP permits eligible employees, who elect to participate in an offering under the ESPP, to contribute up to 15% of their eligible earnings (as defined in the ESPP) towards the purchase of shares of common stock. Unless otherwise determined by the Company's board of directors, the price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company’s common stock on the commencement date of each offering period or the relevant purchase date, whichever is lower. There are certain service requirements for an employee to be eligible to participate in the ESPP, and no employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of common stock (as determined in accordance with the ESPP). Offering durations under the ESPP may not be longer than 27 months, and the Company may specify shorter purchase periods within each offering. The ESPP is considered a compensatory plan as defined by the authoritative guidance for stock-based compensation. As of September 30, 2022, the ESPP had not yet been implemented.

Note 9. Commitments and Contingencies

Leases

In June 2021, the Company entered into the lease agreement (“original lease”) for office space located at 4275 Executive Square, Suite 950, La Jolla, California 92037 where it occupies 8,681 square feet. The original lease became effective July 1, 2021, and continues through June 30, 2023. Rent payments were approximately $29,000 per month for the first year and increased by 4.5% in July 2022. A security deposit of $33,000 was paid in June 2021 and is included in other long-term assets on the unaudited condensed balance sheet as of September 30, 2022. In August 2022, the Company and the landlord extended the lease agreement (“lease extension”) through December 31, 2024. Rent payments under the lease extension are approximately $33,000 starting in July 2023 and increase by 4.5% in July 2024.

Previously, the Company leased certain office space in San Diego, California under a month to month lease. Rent payments were approximately $1,000 per month.

For the three and nine months ended September 30, 2022 and 2021, the Company recorded approximately $96,000, $289,000, $95,000 and $101,000, respectively, in rent expense.

The below table provides supplemental cash flow information related to leases as follows (in thousands):

Nine Months Ended
September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$275
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	554

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

September 30, 2022
Operating leases
Right-of-use assets	$824

Right-of-use lease liabilities, current	360
Right-of-use lease liabilities, noncurrent	469
Total operating lease liabilities	$829

Weighted-average remaining lease term
Operating leases	2.2 years

Weighted-average discount rate
Operating leases	9.7%

Future minimum lease commitments are as follows as of September 30, 2022 (in thousands):

Operating Leases
Year Ending December 31,
2022	94
2023	384
2024	400
Total lease payments	878
Less imputed interest	(49)
Total	$829

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company will accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2022 and December 31, 2021, the Company is not a party to any litigation.

Note 10. Employment Benefits

Effective in June 2021, the Company established a 401(k) salary deferral plan for its employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company provides a safe harbor contribution of up to 4% of the employee's compensation, not to exceed eligible limits, and subject to employee participation. For the three and nine months ended September 30, 2022, the Company incurred approximately $58,000 and $230,000, respectively, in expenses related to the safe harbor contribution.

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

Overview and Recent Developments

We are a clinical-stage biopharmaceutical company focused on developing novel, transformative medicines for neurological diseases. We were formed in January 2020 by Arena Pharmaceuticals, Inc. (“Arena”) to advance a portfolio of centrally acting product candidates designed to be highly selective for specific G protein-coupled receptors (“GPCRs”). Our small molecule product candidates were discovered out of the same platform at Arena that represents a culmination of more than 20 years of GPCR research. Our pipeline includes:

•
LP352, an oral, centrally acting, 5-hydroxytryptamine 2C receptor subtype (“5-HT2C”) superagonist, currently in a Phase 1b/2a clinical trial (“the PACIFIC Study”) expected to evaluate approximately 50 participants ages 12 to 65 years old with developmental and epileptic encephalopathies (“DEEs”), which may include Dravet syndrome, Lennox-Gastaut syndrome (“LGS”), tuberous sclerosis complex (“TSC”), CDKL5 deficiency disorder, SCN2A-related disorders, among others, with topline data expected in the second half of 2023;
•
LP659, a centrally acting, sphingosine-1-phosphate (“S1P”) receptor subtypes 1 and 5 (“S1P1,5”) receptor modulator, for which we have a pre-investigational new drug (“IND”) meeting with the FDA to finalize details regarding the clinical development plan for use of LP659 in rare neuroinflammatory indications scheduled in the fourth quarter of 2022; and
•
LP143, a centrally acting, full cannabinoid type 2 receptor (“CB2”) agonist in preclinical studies for central nervous system (“CNS”) diseases and disorders.

In October 2020, we entered into a License Agreement with Arena (the “Arena License Agreement”), pursuant to which Arena granted us an exclusive, royalty bearing, sublicensable, worldwide license to develop and commercialize LP352, LP659, LP143 and certain 5-HT2A compounds (pharmaceutical products containing any such product candidates, the “Licensed Products”). We further amended the Arena License Agreement in January and September 2022. See the discussion of the Arena License Agreement under “Agreements with Arena” below.

The following table provides an overview of the current product candidates we are focusing on:

* We hold rights to our product candidates through the Arena License Agreement.

We are also eligible to receive royalties of 9.5% to 18.5% on sales of lorcaserin if approved for commercialization through the Royalty Purchase Agreement.

We were incorporated in January 2020. Since our inception, we have devoted substantially all of our resources to research and development activities, organizing and staffing our company, business planning, raising capital, in-licensing intellectual property rights and establishing our intellectual property portfolio, and providing general and administrative support for these operations. We have principally financed our operations to date through the private placement of convertible preferred stock and the completion of our initial public offering (the “IPO”) of our common stock in March 2021. To date, we have raised gross proceeds of approximately $56.0 million from the issuance of our convertible preferred stock and $84.8 million from our IPO. As of September 30, 2022, we had cash, cash equivalents and short-term investments of $77.3 million.

We have incurred net losses since our inception. Our net losses were $11.6 million, $32.6 million, $6.3 million and $19.0 million, respectively, for the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022, we had an accumulated deficit of $74.8 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect that our expenses and operating losses will increase substantially as product candidates advance through preclinical studies and clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, if we obtain marketing approval for any of our product candidates, and incur additional costs associated with operating as a public company. We expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We base our estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

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

The global COVID-19 pandemic continues to evolve. As a result of the COVID-19 pandemic, we have faced and may continue to face delays in meeting our anticipated timelines for our ongoing and planned clinical trials. For example, the initiation of the multiple-ascending dose (“MAD”) portion of the Phase 1 clinical trial of LP352 was previously delayed, in part, as a result of the impact of the COVID-19 pandemic on the clinical site in the United Kingdom that conducted the single-ascending dose (“SAD”) portion of the Phase 1 clinical trial for LP352, and subsequently we modified the protocol and relocated the MAD portion of such trial to a new clinical site in the United States. We completed the MAD portion of the Phase 1 clinical trial of LP352 in September 2021. The extent of the impact of COVID-19 on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our development activities, planned clinical trial enrollment, future trial sites, contract research organizations (“CROs”), third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and work locations. We will continue to actively monitor the evolving impacts of the COVID-19 pandemic and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. The extent to which the COVID-19 pandemic or a similar health epidemic may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains highly uncertain and subject to change. For a discussion of risks related to the impact of the ongoing COVID-19 pandemic on our business, see Part II, Item 1A, “Risk Factors—Risks Related to Our Business Operations, Employee Matters and Managing Growth—COVID-19 has impacted and could continue to adversely impact our business.”

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

License Agreement

In October 2020, we entered into the Arena License Agreement, pursuant to which we obtained an exclusive, worldwide license of certain intellectual property for the Licensed Products. In January 2022, we amended the Arena License Agreement to add an additional program, and in September 2022 we further amended the Arena License Agreement to expand the field of the license of LP659 and provide Arena a right of first negotiation to acquire certain development and commercial rights to LP659 products. The Arena License Agreement imposes various development, regulatory and/or commercial diligence obligations on our company, and requires the payment of royalties, including a mid-single digit royalty on net sales of Licensed Products of LP352, and a low-single digit royalty on net sales of all other Licensed Products, by our company, its affiliates or its sublicensees, subject to standard reductions, and other obligations.

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

Financial Operations Overview

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating expenses:
Research and development	$9,403	$4,093	$25,445	$13,406
General and administrative	2,481	2,262	7,626	5,639
Total operating expenses	11,884	6,355	33,071	19,045
Loss from operations	(11,884)	(6,355)	(33,071)	(19,045)
Interest income, net	287	23	446	40
Other income (expense)	1	(13)	25	(19)
Net loss	$(11,596)	$(6,345)	$(32,600)	$(19,024)

Research and Development Expenses

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Direct costs:
LP352	$5,965	$1,332	$14,228	$5,815
Preclinical programs	1,043	1,265	4,274	4,134
Indirect costs:
Personnel-related	2,177	1,315	6,058	2,937
All other	218	181	885	520
Total research and development expenses	$9,403	$4,093	$25,445	$13,406

Research and development expenses were $9.4 million for the three months ended September 30, 2022, an increase of $5.3 million, or 130%, compared to $4.1 million for the three months ended September 30, 2021. The net increase of $5.3 million is primarily related to increases of $4.6 million in clinical trial and preclinical expenses related to LP352, $0.9 million in personnel-related expenses, and a $0.2 million decrease in preclinical expenses related to LP659 and LP143.

Research and development expenses were $25.4 million for the nine months ended September 30, 2022, an increase of $12.0 million, or 90%, compared to $13.4 million for the nine months ended September 30, 2021. The increase of $12.0 million is primarily related to increases of $8.4 million in clinical trial and preclinical expenses related to LP352, $3.1 million in personnel-related expenses, $0.1 million in preclinical expenses related to LP659 and LP143, and $0.4 million in other miscellaneous R&D expenses.

General and Administrative Expenses

General and administrative expenses were $2.5 million for the three months ended September 30, 2022, an increase of $0.2 million, or 10%, compared to $2.3 million for the three months ended September 30, 2021. The net increase of $0.2 million is primarily related to an increase in personnel-related costs.

General and administrative expenses were $7.6 million for the nine months ended September 30, 2022, an increase of $2.0 million, or 35%, compared to $5.6 million for the nine months ended September 30, 2021. The increase of $2.0 million is primarily related to increases of $1.3 million in personnel-related costs, $0.2 million in insurance expense, $0.2 million in rent expense and $0.3 million in other miscellaneous G&A expenses.

Liquidity and Capital Resources

As of September 30, 2022, we had cash, cash equivalents and short-term investments of $77.3 million and working capital of $71.6 million to fund future operations. As of December 31, 2021, we had cash, cash equivalents and short-term investments of $106.7 million and working capital of $102.9 million to fund future operations.

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

Sales Agreement

In September 2022, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor Fitzgerald”), pursuant to which we may issue and sell our common stock from time to time through an “at the market offering” (“ATM”) program under the Sales Agreement. We have no obligation to sell any shares of common stock under the Sales Agreement and may at any time suspend sales under the Sales Agreement. Cantor Fitzgerald will be entitled to compensation in an amount of 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. A maximum of $20.0 million of shares of common stock may be sold under the Sales Agreement. We did not sell any shares of our common stock under the Sales Agreement as of September 30, 2022.

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

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(28,392)	$(19,030)
Net cash used in investing activities	(19,209)	(37,276)
Net cash provided by financing activities	—	76,451
Net (decrease) increase in cash and cash equivalents	$(47,601)	$20,145

Operating Activities

Net cash used in operating activities was $28.4 million and $19.0 million for the nine months ended September 30, 2022 and 2021, respectively. Net cash used in operating activities for the nine months ended September 30, 2022 was primarily due to our net loss of $32.6 million, adjusted for $2.1 million of stock-based compensation expense and $1.9 million from changes in operating assets and liabilities. Net cash used in operating activities for the nine months ended September 30, 2021 was primarily due to our net loss of $19.0 million, adjusted for $1.4 million of stock-based compensation expense and $1.5 million from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $19.2 million and $37.3 million for the nine months ended September 30, 2022 and 2021, respectively. Net cash used in investing activities for the nine months ended September 30, 2022 was related to $50.8 million of short-term investment purchases, which was offset by $31.6 million in short-term investment maturities. Net cash used in investing activities for the nine months ended September 30, 2021 primarily consisted of $37.3 million of short-term investment purchases.

Financing Activities

Net cash provided by financing activities was none and $76.5 million for the nine months ended September 30, 2022 and 2021, respectively. Net cash provided by financing activities during the nine months ended September 30, 2021 was comprised of net proceeds of $76.5 million from our IPO, which excludes $0.2 million of IPO expenses that were paid in 2020.

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

While our significant accounting policies are described in more detail in the notes to our financial statements appearing in our 2021 Annual Report, we believe that the following accounting policies are critical to understanding our historical and future performance, as the policies relate to the more significant areas involving management’s judgments and estimates used in the preparation of our financial statements. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2022, as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report.

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

We will cease to be an emerging growth company prior to the end of December 31, 2026, if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022, the end of the period covered by this Quarterly Report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Related to Arena Having Been Acquired by Pfizer

Arena was acquired by Pfizer on March 11, 2022, and Arena’s acquisition may negatively impact our development programs and stock price.*

On March 11, 2022, Pfizer announced it completed its acquisition of Arena, and Arena became a wholly-owned subsidiary of Pfizer. We have licensed our product candidates, including LP352, LP659 and LP143, from Arena, and we rely on Arena to help protect intellectual property relating to our Licensed Products. As of March 11, 2022, Arena held 23.1% of our outstanding shares of voting and non-voting common stock, and may from time to time provide us limited services pursuant to a Services Agreement. We do not know if Pfizer will cooperate with us in protecting the intellectual property relating to our Licensed Products, continue to provide us services or hold or sell the shares of our common stock that it owns. We also do not know if Pfizer will view our development programs positively or negatively, or as complimentary or competitive to its development programs. We are also entitled to receive information and milestones and royalty payments under the Royalty Purchase Agreement. If a disagreement between us and Pfizer were to occur, Pfizer might seek to exert control of us through its ownership of our common stock, challenge our rights or default on its obligations in the Arena License Agreement or another agreement between us, or sell its shares, any of which actions could have an adverse impact on our ability to develop our Licensed Products or on our stock price.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses since our inception in January 2020. For the three and nine months ended September 30, 2022, we reported net losses of $11.6 million and $32.6 million, respectively. As of September 30, 2022, we had an accumulated deficit of $74.8 million.

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

As of September 30, 2022, our cash, cash equivalents and short-term investments were $77.3 million. We believe, based on our current operating plan, that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

Risks associated with the in-licensing or acquisition of product candidates could cause substantial delays in the preclinical and clinical development of our product candidates.*

Prior to October 2020, as a company we had no involvement with or control over the preclinical and early clinical research and development of our product candidates. We have relied on third parties, including Arena, to have conducted such research and development in accordance with the applicable protocol, legal, regulatory and scientific standards prior to the in-licensing of our product candidates. If the research and development processes or the results of the development programs prior to the in-licensing of our product candidates prove to be unreliable, this could result in increased costs and delays in the development of our product candidates, which could adversely affect any future revenue from these product candidates.

We have licensed our product candidates from Arena. The fields of the licenses for these product candidates contain certain restrictions. For example, the field of license for LP659 is for developmental, degenerative and autoimmune disease, disorders or conditions of the CNS or peripheral nervous system. By way of another example, the field of license for LP143 and certain other licensed compounds is for CNS indications. This could have an adverse impact on our ability to develop our product candidates and could limit the ability to commercialize our product candidates.

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

Because we have multiple product candidates in our pipeline and are considering a variety of target indications, we may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.*

Because we have limited financial and managerial resources, we focus on specific product candidates, indications and development programs. We may also conduct several clinical trials for our product candidates in parallel over the next several years, which may make our decision as to which product candidates to focus on more difficult. For example, we are currently conducting the PACIFIC Study for LP352 for the treatment of seizures associated with DEEs, which may include Dravet syndrome, LGS and TSC, among others, which we initiated in the first quarter of 2022. Further, we are investigating in preclinical studies LP659 for multiple neurological diseases, LP143 for CNS diseases and disorders and we have other compounds in earlier research. As a result, we may forgo or delay pursuit of opportunities with other product candidates or other indications that could have had greater commercial potential or likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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
•
state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and/or information regarding drug pricing, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers, state laws and regulations that require drug manufacturers to file reports relating to drug pricing and marketing information, and state and local laws that require the registration of pharmaceutical sales representatives; and

•
state and foreign laws that govern the privacy and security of personal information, including health-related information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. By way of example, California enacted the California Consumer Privacy Act (“CCPA”), effective January 1, 2020, which gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”) operative January 1, 2023, is anticipated to expand the CCPA’s obligations on businesses. The CCPA and CPRA may increase our compliance costs and potential liability. Further, the EU General Data Protection Regulation (“GDPR”) imposes obligations and restrictions on the collection and use of personal data relating to individuals in the European Economic Area (“EEA”) (including health data). The GDPR increases obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data and requiring changes to informed consent practices and more detailed notices for clinical trial participants and investigators.

In Europe, the GDPR, as well as EU and EEA Member State implementing legislations, apply to the collection and processing of personal data, including health-related information. Importantly, the GDPR materially expands the definition of what is expressly provided to constitute “personal data” including by clarifying that the GDPR applies to pseudonymized (i.e. key-coded) data, which is often processed by sponsors in the context of clinical trials. EU and EEA Member States are also able to legislate separately on health and genetic data, and we must comply with these local laws where we operate. Also, notwithstanding the UK’s withdrawal from the EU, the data protection obligations of the GDPR continue to apply to UK-related processing of personal data in substantially unvaried form under the so-called “UK GDPR” (i.e. the GDPR as it continues to form part of law in the UK by virtue of section 3 of the European Union (Withdrawal) Act 2018). The GDPR has “extra-territorial” reach in that it applies (inter-alia) to any processing of personal data that concerns the offering of goods or services to individuals in the EEA or UK (as applicable) and/or the monitoring of their behavior, regardless of the existence of an establishment in the EEA or UK (as applicable). As such, the GDPR applies to any clinical trials and other operations taking in place in the EEA and UK. The GDPR provides for robust regulatory enforcement and fines of up to 20 million euros (and/or in respect of the UK GDPR, 17.5 million pounds sterling) or up to 4% of annual global revenue (whichever is higher). While the GDPR affords some flexibility in determining how to comply with the various requirements, significant effort and expense has been, and will continue to be, invested to ensure continuing compliance. In Switzerland, the Federal Act on Data Protection ("DPA"), also applies to the collection and processing of personal data, including health-related information, by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland. The DPA has been revised and adopted by Parliament, and the revised version and its revised ordinances are expected to enter into force in 2022. This revised law may result in an increase of costs of compliance, risks of noncompliance and penalties for noncompliance.

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

In addition, the GDPR prohibits the transfer of personal data from the EEA and the UK to the United States, and other countries in respect of which the European Commission or other relevant regulatory body has not issued a so-called “adequacy decision” (known as “third countries”). Switzerland has adopted similar restrictions under the DPA. Although there are legal mechanisms to allow for the transfer of personal data from the EEA, UK and Switzerland to the United States, legal challenges in Europe to these mechanisms have resulted in further limitations on the ability to transfer personal data across borders. In particular, certain governments have been unable to reach agreement on or maintain existing mechanisms designed to support cross-border data transfers, such as the EU-US and Swiss-US Privacy Shield Frameworks (the Privacy Shield). For example, on July 16, 2020, the Court of Justice of the European Union invalidated Decision 2016/1250 on the adequacy of the protection provided by the EU-US Privacy Shield Framework. To the extent that we were able to rely on the Privacy Shield, we will not be able to do so in the future, which could increase our costs and limit our ability to process personal data from the EEA, UK and/or Switzerland. The same decision also cast doubt on the ability to use one of the primary alternatives to the Privacy Shield, namely, the European Commission’s “Standard Contractual Clauses”, to lawfully transfer personal data from the EEA, UK and/or Switzerland to the United States other third countries. On June 4, 2021, the European Commission published new versions of the Standard Contractual Clauses. These must be used for all new transfers of personal data from the EEA to third countries (including the US) starting September 27, 2021, and all existing transfers of personal data from the EEA to third countries relying on the existing versions of the Standard Contractual Clauses must be replaced by December 27, 2022. The implementation of the new Standard Contractual Clauses will necessitate significant contractual overhaul of our data transfer arrangements with our CROs, sub-processors and other vendors. At present, there are few, if any, viable alternatives to the Privacy Shield and the Standard Contractual Clauses. As such, transfers of personal data from the EEA,

UK and/or Switzerland to the United States and other third countries may not fully comply with the cross-border data transfer restrictions set out in the GDPR. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of operating our business.

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”), which among other things extends enhanced subsidies for individuals purchasing health insurance coverage through plan year 2025 in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), marketplaces. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

The FDA, Department of Justice (“DOJ”), and comparable foreign authorities strictly regulate the marketing and promotional claims that are made about pharmaceutical products, including our product candidates LP352, LP659 and LP143. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or comparable foreign authorities as reflected in the product’s approved labeling. Although physicians may prescribe products for off-label uses as the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. If we are found to have promoted such off-label uses, we may receive warning letters from the FDA and comparable foreign authorities and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA and other governmental authorities have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve enforcement actions. If we are deemed by the FDA, DOJ, or other governmental authorities to have engaged in the promotion of any current or future product candidates for off-label use, we could be subject to certain prohibitions or other restrictions on the sale or marketing of our products and operations, or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.

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

We intend to pursue orphan drug designation for one or more of our product candidates, as well as for potential other future product candidates. Obtaining orphan drug designations is important to our business strategy; however, obtaining an orphan drug designation can be difficult and we may not be successful in doing so. Even if we were to obtain orphan drug designation for a product candidate, we may not obtain orphan exclusivity and that exclusivity may not effectively protect the drug from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

Risks Related to Our Intellectual Property

We depend on intellectual property licensed from third parties, including Arena, and the failure by us or our licensors to protect the licensed intellectual property or the termination of our license could result in the loss of significant rights, which would harm our business.*

We are dependent on technology, patents, know-how, and proprietary materials, both our own and licensed from Arena. We entered into the Arena License Agreement pursuant to which we acquired an exclusive, royalty bearing, sublicensable, worldwide license to develop and commercialize LP352 for any use in humans, LP659 for the treatment of certain CNS and peripheral nervous system indications, LP143 for the treatment of any CNS indication, and certain other compounds for CNS indications. Any termination of this license will result in the loss of significant rights and will restrict our ability to develop and commercialize our product candidates. If we or Arena fails to adequately protect this intellectual property, or if we seek to expand the field of our license to include additional indications we determine are advantageous or necessary for us to develop a licensed compound and Arena does not consent, our ability to commercialize these compounds could suffer.

Agreements under which we license intellectual property or technology to or from third parties may be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. Our business also would suffer if any current or future licensors fail to abide by the terms of the license, if we or the licensors fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.

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
•
any termination or loss of rights under the Arena License Agreement or Royalty Purchase Agreement;
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

In addition, the stock market in general, and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. From March 12, 2021, through November 1, 2022, the closing price of our common stock has ranged between $2.95 and $17.30 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

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

Sales of a substantial number of shares of our common stock by our existing stockholders, including Arena (or Pfizer), in the public market, or the perception that such sales could occur, could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2022, there were a total of 13,585,950 shares of common stock outstanding (including 14,527 shares subject to repurchase as of such date), which does not include the shares of our non-voting common stock that may be converted into an aggregate of 3,629,400 shares of our common stock.

In addition, as of September 30, 2022, Arena (and Pfizer) owned 3,978,540 shares, or 23.1%, of our outstanding shares of voting and non-voting common stock. The sale by Arena (or Pfizer) of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our common stock.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts if we are able to obtain marketing approval of any of our current or future product candidates, research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in September 2022, we entered into the Sales Agreement with Cantor Fitzgerald, pursuant to which we may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $20.0 million through Cantor Fitzgerald acting as the sales agent. We have not sold any shares of common stock under the Sales Agreement as of September 30, 2022. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

We are an emerging growth company and a smaller reporting company, and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.*

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until December 31, 2026, although circumstances could cause us to lose that status earlier, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On March 16, 2021, we completed our IPO and sold 5,298,360 shares of our common stock (inclusive of 298,360 shares purchased in April 2021 pursuant to the underwriters’ option to purchase additional shares) at a public offering price of $16.00 per share. The offer and sale of the shares of common stock in the IPO were registered pursuant to a Registration Statement on Form S-1, as amended (File No. 333-253329), that was declared effective on March 11, 2021.

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

10.1*	Second Amendment to License Agreement by and between the Registrant and Arena Pharmaceuticals, Inc., dated September 13, 2022.
10.2+

Controlled Equity OfferingSM Sales Agreement, dated as of September 30, 2022, by and between the Registrant and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 267674), filed with the SEC on September 30, 2022).

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

32.1*#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Certain information in this exhibit has been omitted pursuant to Item 601 of Regulation S-K.
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

Longboard Pharmaceuticals, Inc.

Date: November 3, 2022	By:	/s/ Kevin R. Lind
Kevin R. Lind
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Brandi L. Roberts
Brandi L. Roberts
Chief Financial Officer
(Principal Financial and Accounting Officer)