Form 10-K
period 2022-12-31
Longboard Pharmaceuticals, Inc.
filed 2023-03-02
CIK 1832168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2022, was approximately $52,100,000.

As of February 28, 2023, the registrant had 22,965,350 shares of common stock, $0.0001 par value per share, outstanding, comprised of 19,335,950 shares of voting common stock, $0.0001 par value per share and 3,629,400 shares of non-voting common stock, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in May 2023, which will be filed with the Securities and Exchange Commission on or before May 2, 2023.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	San Diego, CA

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this Annual Report) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements, which speak only as of the date they are made and are not guarantees of future performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative or plural of these words or other comparable terminology. These forward-looking statements generally relate to future events or our future financial or operating results and may include, but are not limited to, statements about:

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

Unless the context otherwise indicates, references in this Annual Report to the terms “Longboard”, the “Company”, “we”, “our”, and “us” refer to Longboard Pharmaceuticals, Inc. and references to our “common stock” refers to our voting common stock.

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

An investment in shares of our common stock involves a high degree of risk. Below is a list of the more significant risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, are set forth under Part I, Item 1A, “Risk Factors” in this Annual Report. Some of the material risks associated with our business include the following:

•
We have a limited operating history, and we have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.
•
We will need substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. The effects of macroeconomic conditions and geopolitical events, including economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets caused by COVID-19 or another pandemic, the conflict in Ukraine or otherwise, may limit our access to capital. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.
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
•
We depend on intellectual property licensed from third parties, including Arena Pharmaceuticals, Inc. (Arena), and the failure by us or our licensors to protect the licensed intellectual property or the termination of our license could result in the loss of significant rights, which would harm our business.
•
If we are unable to obtain and maintain patent protection for our current or any future product candidates, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel, transformative medicines for neurological diseases. We were formed in January 2020 by Arena Pharmaceuticals, Inc. (Arena) to advance a portfolio of centrally acting product candidates designed to be highly selective for specific G protein-coupled receptors (GPCRs). Our small molecule product candidates were discovered out of the same platform at Arena that represents a culmination of more than 20 years of world-class GPCR research. Arena was purchased by Pfizer, Inc. (Pfizer) on March 11, 2022 and is now a wholly-owned subsidiary of Pfizer.

We are currently focused on developing the following product candidates in our pipeline:

•
LP352, an oral, centrally acting, 5-hydroxytryptamine 2C receptor subtype (5-HT2C) superagonist, currently in a Phase 1b/2a clinical trial (the PACIFIC Study) expected to evaluate 50 participants ages 12 to 65 years old with developmental and epileptic encephalopathies (DEEs), which may include Dravet syndrome, Lennox-Gastaut syndrome (LGS), tuberous sclerosis complex (TSC), CDKL5 deficiency disorder (CDD), SCN2A-related disorders, among others, with study enrollment expected to be completed in the first half of 2023 and topline data expected in the second half of 2023; and
•
LP659, a centrally acting, sphingosine-1-phosphate (S1P) receptor subtypes 1 and 5 (S1P1,5) modulator, for which we anticipate initiating a Phase 1 clinical study in healthy volunteers in the first half of 2023 and anticipate topline single ascending dose (SAD) data in the second half of 2023.

LP352, our most advanced product candidate, is a potential best-in-class serotonin receptor agonist anti-seizure medication (ASM) for DEEs. LP352 has shown no measurable impact on 5-HT2B and 5-HT2A receptor subtypes in preclinical studies to date. 5-HT2B and 5-HT2A receptor agonism have been associated with significant adverse side effects, including valvular heart disease and pulmonary arterial hypertension in the case of the 5-HT2B receptor, and euphoria, hallucination, and dissociation in the case of the 5-HT2A receptor. LP352 has the potential to be a clinically differentiated 5-HT2C superagonist for patients with DEEs, a group of severe early-childhood onset epilepsies characterized by refractory seizures and developmental delay and/or regression. Certain compounds in the 5-HT2C agonist class, including FINTEPLA and lorcaserin, have been shown to produce clinical benefit in epilepsy patients, although the side effect profiles of available non-selective 5-HT2 therapies may limit their use due to their activity on receptor subtypes 5-HT2B and/or 5-HT2A. We believe LP352’s potential for high selectivity and novel chemistry may reduce seizures and lead to differentiated non-seizure outcomes in DEE patients, as well as overcome the known or perceived safety limitations of available drugs in the 5-HT2 class.

We are also developing LP659, a centrally acting, S1P1,5 receptor modulator for which aberrant modulation has been shown to be involved in a wide range of neurological diseases. Based on its novel chemistry, potential for high selectivity for specific subtypes of GPCRs and favorable blood-brain-barrier penetration, we believe LP659 has the potential to address multiple inflammatory neurological conditions. LP659 was designed by Arena to have more optimized pharmacology and pharmacokinetics (PK) for its intended S1P receptor subtypes, compared to other known compounds. We believe this potential selectivity and specificity could result in a superior profile in the clinic compared to drugs that may not fully engage the intended GPCR target, may cause off-target activity, or may be associated with other undesirable effects.

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

The following table provides an overview of our product candidates currently in development:

LP352

We are developing LP352, an oral, centrally acting, 5-HT2C superagonist for DEEs and other epileptic disorders. LP352 is the only 5-HT2C receptor agonist being dose optimized specifically for DEEs, a group of severe early-childhood onset epilepsies characterized by refractory seizures and developmental delay and/or regression. These diseases are often progressive and resistant to treatment. DEEs encompass a diverse range of over 25 syndromes, of which only four currently have FDA-approved therapies. We believe that LP352 could be a treatment for individuals with DEEs where no options are available and a potentially safer, more efficacious, easy to add-on treatment option for individuals with syndromes where current therapies are inadequate.

The following diagram illustrates the current DEE landscape:

LP352 selectively targets the 5-HT2C receptor, which has been shown to upregulate the release of gamma-aminobutyric acid (GABA), a principal neurotransmitter in the brain. This release of GABA increases the threshold for neuronal hyperexcitability, and decreases the likelihood of seizure occurrences. We believe LP352 has the mechanistic potential to reduce seizures in a broad number of DEEs.

We initiated our first clinical trial in patients with DEEs (the PACIFIC Study) in the first quarter of 2022. We plan to evaluate 50 patients, ages 12 to 65 years old, with a range of DEEs, across sites in the United States and Australia. Topline data is expected in the second half of 2023. In addition, we have conducted multiple Phase 1 clinical trials in healthy volunteers with LP352, and will continue to conduct such trials to further explore the potential of LP352.

LP659

We are developing LP659, a centrally acting, S1P1,5 receptor modulator for inflammatory neurological conditions. LP659 was designed for optimized pharmacology, PK and engagement of S1P1,5, which may lead to improved efficacy and safety. LP659 was designed to avoid the negative effects connected to the receptor subtypes 2 and 3, which may be associated with more serious, off-target cardiac, pulmonary, and cancer-related effects. Aberrant S1P receptor modulation has been shown to be involved in a wide range of neurological diseases, including multiple sclerosis, lupus, Parkinson’s disease and Alzheimer’s disease. Preclinical data demonstrated an initial dose-dependent decrease in disease progression over 17 days in a mouse model of demyelinating disease. LP659 rapidly reduced circulating lymphocytes, which returned to baseline after its clearance. We believe LP659 has high oral bioavailability with a direct impact on CNS glial cell S1P receptors. We anticipate initiating a Phase 1 clinical trial in healthy volunteers for LP659 in the first half of 2023. Topline SAD data is expected in the second half of 2023.

Our Company History and Team

We were established in January 2020 as Arena Neuroscience, Inc., a wholly owned subsidiary of Arena, based in San Diego, California. We changed our name to Longboard Pharmaceuticals, Inc. and launched as an independent company in October 2020. Building on Arena’s 20-year history in discovering, developing and optimizing GPCR therapies, we believe we are well positioned to execute our clinical development programs. Our current product candidates LP352 and LP659 were designed by Arena to have distinct chemistry and therapeutic profiles from Arena’s other product candidates with similar mechanisms of actions. Namely, LP352 was designed to be centrally acting and a more specific and selective 5-HT2C subtype receptor agonist than lorcaserin, and LP659 was designed to be a centrally acting S1P1,5 receptor modulator with differentiated selectivity and blood brain penetration compared to etrasimod (an S1P1 receptor modulator that is Arena's lead product candidate and the subject of an New Drug Application (NDA) submission accepted for review in December of 2022 following Arena's acquisition by Pfizer Inc. (Pfizer)).

In October 2020, we entered into a License Agreement (Arena License Agreement) with Arena, pursuant to which Arena granted us an exclusive, royalty bearing, sublicensable, worldwide license to develop and commercialize LP352, LP659, LP143 and certain 5-HT2A compounds (pharmaceutical products containing any such product candidates, the Licensed Products). In January 2022, we amended the Arena License Agreement to add an additional program, and in September 2022 we further amended the Arena License Agreement to expand the field of the license of LP659 and provide Arena a right of first negotiation to acquire certain development and commercial rights to LP659 products.

Our Strategy

Our goal is to develop therapies targeting well-characterized receptor pathways with optimized pharmacology and PK properties to transform the lives of patients with neurological diseases, initially focused on rare neurological diseases. Key elements of our strategy to achieve this goal include:

•
Advance our lead program LP352 through clinical development and approval in DEEs. There are only treatment options for four out of the over 25 DEEs, currently. Additionally, existing treatment options for these rare neurological diseases have significant limitations, and, if approved, we believe LP352 would represent a potential therapeutic advancement for patients.

•
Continue preclinical development of LP659, an S1P1,5 receptor modulator, across a range of neurological diseases and progress into clinical development. We expect to initiate a Phase 1 clinical study in healthy volunteers in the first half of 2023 and anticipate topline SAD data in the second half of 2023.

•
Identify additional product candidates, including those that we currently hold rights to, and expand current candidates into additional neurological diseases. We see potential for our current product candidates to be evaluated in clinical trials outside of their initial indications and will evaluate additional indications to maximize the potential of our pipeline. We also plan to continue to identify and develop additional novel product candidates that align with our strategy.

•
Explore strategic collaborations to maximize the value of our product candidates. We plan to explore collaborations opportunistically to maximize the value of our pipeline. We intend to retain significant economic and commercial rights to our programs in key geographic areas that are core to our long-term strategy.

Our Product Candidates

LP352, an oral, centrally acting, 5-HT2C superagonist

We are developing LP352, an oral, centrally acting, 5-HT2C superagonist for DEEs and other epileptic disorders. LP352 is designed to selectively target 5-HT2C, which has been shown to upregulate the release of GABA, a principal inhibitory neurotransmitter in the brain. The release of GABA increases the threshold for neuronal hyperexcitability and decreases the likelihood of seizure occurrence. We believe LP352 has the mechanistic potential to reduce the frequency of seizures in Dravet syndrome and LGS as well as a broader epilepsy population. We have conducted multiple clinical trials in healthy volunteers with LP352. We initiated the PACIFIC Study in patients with DEEs in the first quarter of 2022 and expect to have topline data in the second half of 2023.

Background on Epilepsy

Epilepsy covers a broad range of disorders and is characterized by spontaneous and recurrent seizures, or bursts of neuronal hyperactivity. Seizures are caused by a disrupted balance between excitatory and inhibitory signaling at the synaptic level. Excitatory synaptic activity is normally regulated by inhibitory interneurons, but disruptions to this regulatory process can result in hyperexcitability. Common aberrations include mutations to ion channels or neurotransmitter genes or proteins that regulate signaling, such as GABA, and disruptions lead to the signaling aberrations characteristic of epileptic disorders. For example, Dravet syndrome is characterized by mutations in the sodium ion channel, the ion channel critical for the generation and propagation of action potentials in neurons, and which ordinarily plays a crucial role in inhibitory signaling.

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

Tuberous Sclerosis Complex (TSC) - TSC is a genetic disorder that causes tumors to form in many different organs, primarily in the brain, eyes, heart, kidney, skin and lungs. The aspects of TSC that most strongly impact quality of life are generally associated with the brain: seizures, developmental delay, intellectual disability and autism. Current estimates place TSC-affected births at 1:6,000 in the United States. Nearly 1 million people worldwide are estimated to have TSC, with approximately 50,000 in the United States.

CDKL5 Deficiency Disorder (CDD) – CDD is a rare developmental epileptic encephalopathy caused by mutations in the CDKL5 gene, and this can manifest in a broad range of clinical symptoms and severity. The hallmarks are early-onset, intractable epilepsy and neurodevelopmental delay impacting cognitive, motor, speech, and visual function. Although rare, the occurrence is believed to be approximately 1:40,000 -60,000 live births in the United States, making it one of the most common forms of genetic epilepsy.

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

The following table is illustrative of the typical treatment paradigm for DEEs:

Dravet syndrome and LGS are two types of epilepsies that are difficult to treat given that most patients are refractory to antiseizure medications. The seizures for a vast majority of these patients remain uncontrolled and patients typically require multiple lines of treatment. FDA approved drugs in Dravet syndrome include Epidiolex® (cannabidol), FINTEPLA® (fenfluramine) and DIACOMIT® (stiripentol). Epidiolex is also approved in LGS and TSC. Ztalmy is approved for CDD. Despite these treatments being available, we believe a significant unmet medical need remains.

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

5-HT2 Receptors

5-HT receptors, or serotonin receptors, are widely expressed in neural networks. Serotonin plays a key role in modulating neurotransmission, as agents elevating extracellular serotonin levels have been shown to inhibit focal and generalized seizures while agents reducing serotonin levels have been shown to lower the threshold for seizures. To date, 14 receptor subtypes of 5-HT receptors have been characterized and are grouped into seven classes. The two main classes are 5-HT1 and 5-HT2. 5-HT2 receptors are G-coupled membrane proteins that are distinguished by their function of increasing intracellular calcium levels (Ca2+) and activation of protein kinase C. Three subtypes exist: 5-HT2A, 5-HT2B and 5-HT2C, with the 5-HT2A and 5-HT2C receptor subtypes primarily expressed in the CNS and 5-HT2B primarily expressed in the peripheral nervous system. All subtypes have been shown to modulate neurotransmission, though the 5-HT2B receptor has been implicated with valvular heart disease and pulmonary arterial hypertension and the 5-HT2A receptor subtype has been implicated with hallucinations and mild to severe anxiety.

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

FINTEPLA (fenfluramine) - FINTEPLA, a 5-HT2 receptor agonist with activity on 5-HT2A, 5-HT2B and 5-HT2C receptors, was initially developed as monotherapy treatment for adult obesity as well as in combination with phentermine (fen-phen). Later, however, reports were published documenting cases of valvular heart disease and pulmonary arterial hypertension, causing the drug to be pulled from the market in 1997. More recently, Zogenix, Inc. (Zogenix) began developing fenfluramine for Dravet syndrome, LGS, and other rare epilepsies using lower doses of fenfluramine. In June 2020, the FDA approved fenfluramine for the treatment of seizures associated with Dravet syndrome. Approval was based on data from two randomized, double-blinded, placebo-controlled Phase 3 clinical trials, as well as safety data from an open-label extension trial in which patients received FINTEPLA for up to three years. Patients administered the therapy demonstrated significant reductions in monthly convulsive seizure frequency compared to placebo. However, the FDA placed a boxed warning in FINTEPLA’s label noting an association between serotonergic drugs with 5-HT2B agonist activity, including fenfluramine, and valvular heart disease and pulmonary arterial hypertension. FINTEPLA is available only through a restricted distribution program called the FINTEPLA REMS program, in which prescribers and patients must be enrolled. Cardiac monitoring via echocardiogram is required pretreatment, during treatment and after treatment with FINTEPLA. In June 2022, the FDA approved fenfluramine for the treatment of seizures associated with LGS. Zogenix was acquired by UCB in June 2022 for approximately $1.9 billion.

Lorcaserin - Lorcaserin, a 5-HT2C agonist, was discovered by Arena, approved by the FDA for weight management, and marketed as BELVIQ by Eisai Inc. Lorcaserin was withdrawn from the market at the request of the FDA following the FDA’s analysis of the CAMELLIA-TIMI 61 clinical trial, for which patients in the lorcaserin group demonstrated a numerically higher but not a statistically significantly higher rate of total cancer diagnoses (7.7% vs 7.1% placebo). Based on the results of this clinical trial, the FDA concluded that the risks of lorcaserin outweigh the benefits, and requested that lorcaserin be withdrawn from the market for the approved indication of weight management in February 2020. The FDA authorized an expanded access program for patients with Dravet syndrome to continue to receive lorcaserin.

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

Our Solution

LP352 in Epilepsies

LP352 is an oral, centrally acting, 5-HT2C superagonist. A superagonist displays higher receptor signaling output than the natural agonist. As a 5-HT2C superagonist, LP352 is designed to modulate GABA inhibition and as a result, suppress the hyperexcitability that is characteristic of seizures. Based on its potential mechanism of action, we believe that LP352 has the potential to reduce the frequency of seizures in Dravet syndrome, LGS, and across a broad range of refractory epilepsies. 5-HT2C agonism has shown clinical benefit in epilepsy patients, however, currently available 5-HT2 agonists have been associated with significant adverse events (AEs). LP352 was discovered at Arena, and was developed to be the next-generation to lorcaserin. LP352 has novel chemistry and attributes, and was designed with the goal of being a safer, more effective 5-HT2C superagonist. We hold worldwide rights to LP352 through the Arena License Agreement.

LP352 has demonstrated selectivity on the 5-HT2C receptor subtype with no detected activity on the 5-HT2B and 5-HT2A receptor subtypes in in vitro preclinical studies, as shown in the following table:

Serotonin Receptor Subtype	EC_{50}, nM	Ki, nM	Selectivity 5-HT2C vs 5-HT2B	Selectivity 5-HT2C vs 5-HT2A	Potential Adverse Events Per Receptor Subtype
LP352 5-HT2C Superagonist	5-HT2C	~120	~50	>200x	>200x	CNS, GI
	5-HT2B	Not detectable	Not detectable			n/a
	5-HT2A	Not detectable	Not detectable			n/a
Nordexfenfluramine (an active metabolite of fenfluramine)[1]	5-HT2C	72.4	10.4	0.94x	11.5x	CNS, GI
	5-HT2B	25.7	9.8			Cardiac, Pulmonary
	5-HT2A	1778	120.2			Psychiatric
Lorcaserin[2]	5-HT2C	39	13	11.3x	7.1x	CNS, GI
	5-HT2B	2380	147			n/a
	5-HT2A	553	92			Psychiatric

1 Third party study previously commissioned by Arena
2 BELVIQ FDA approved prescribing information 06/2012
Note: The above table is for illustrative purposes only and is not a head-to-head comparison. Differences exist between in vitro study designs and methodologies, and caution should be exercised when comparing data across studies
Definitions: CNS= Central nervous system ; GI = Gastrointestinal; ASM = anti-seizure medication

The above table is for illustrative purposes only and is not a head-to-head comparison. These data were generated from different studies, and caution should be exercised when comparing data across studies. However, each of these studies followed the same basic protocol using HEK293 cells expressing recombinant human 5-HT2 receptors, and receptor densities in all of the functional assays were determined by [125I]-2,5-Dimethoxy-4-iodoamphetamine, or DOI, radioligand binding.

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

LP352 Clinical Development Overview

Phase 1 Clinical Trial SAD-MAD

LP352 was evaluated in a multi-part Phase 1 clinical trial in healthy volunteers. This was a randomized, double-blind, placebo-controlled, parallel-group trial that included a SAD portion (with and without food effect) and a MAD portion (with and without dose titration). Safety and tolerability were evaluated throughout the clinical trial, and blood sampling and urine samples for PK analysis were also collected. LP352 was administered as a capsule formulation. The Phase 1 clinical trial enrolled 83 healthy participants. Doses ranging from 1 mg to 24 mg were evaluated.

SAD Results - LP352 was observed to be generally well-tolerated, and AEs were consistent with events observed with other centrally acting 5-HT2C agonists. Headache was the dose limiting AE, and mild to moderate headache was the most common treatment-emergent AE. There were no serious adverse events (SAEs) reported, and no participants dropped out due to AEs. In the SAD and food effect portions of the clinical trial, LP352 demonstrated favorable PK and pharmacodynamic effects (with target plasma exposure (minimum serum concentration) measured based on prolactin levels), including dose-dependent PK properties with proportional increases in AUC and Cmax.

MAD Results - Five doses including the maximum planned dose were evaluated. The majority of AEs were mild to moderate, with the most common being headache. AEs were generally consistent with CNS effects and expected effects of serotonergic drugs. A single SAE of anxiety was reported at the maximum planned dose two days after the last dose of study drug and subsequently resolved. LP352 demonstrated dose- and exposure-dependent increases of prolactin, suggesting proof of central 5-HT2C receptor engagement, as well as dose-dependent increases in exposure (Cmax and AUCtau). The safety and tolerability of titrating LP352 was also examined.

Other Phase 1 Clinical Trials

In December 2022, we announced topline data from cohorts 1 and 2 of a Phase 1 clinical trial assessing CNS PK/PD parameters in healthy adult male and female participants. In these cohorts LP352 exhibited a strong correlation between plasma and cerebrospinal fluid (CSF) PK concentration, which increased in a dose-dependent and consistent manner. In these cohorts LP352 also demonstrated early quantitative electroencephalogram (qEEG) changes and sustained effects on qEEG activity after continuous dosing in a dose-dependent manner indicating receptor engagement, and favorable safety and tolerability results were observed, with AEs generally consistent with previous clinical studies.

We are currently conducting and plan to conduct additional Phase 1 clinical trials with LP352 to further characterize and differentiate LP352.

The PACIFIC Study - a Phase 1b/2a Clinical Trial of LP352 in Patients with DEEs

The PACIFIC Study is a Phase 1b/2a safety, tolerability and exploratory efficacy clinical trial of LP352. This is a randomized double-blind placebo-controlled trial. We plan to enroll 50 participants ages 12-65 with a variety of treatment resistant motor seizures and seizure disorders that fall into the category of DEEs. The PACIFIC Study was initiated in the first quarter of 2022, with completion of enrollment expected in the first half of 2023 and topline data expected in the second half of 2023.

PACIFIC
Developmental and Epileptic Encephalopathies Study

Screening Period
Randomization & Up-Titration
Maintenance*
Down-Titration
Follow-up Period
5 Wks
Days 1-15
Days 16-75
Days 76-80/90**
30 Days
LP352 (n=40)
6 mg → 9 mg → 12 mg
Participant remains on 6, 9 or 12 mg based on tolerability during up-titration
Placebo (n=10)
Open-Label Extension

A double-blind, placebo-controlled study to assess the safety, tolerability and pharmacokinetics of LP352 and

Key Efficacy Signals:

- EVALUATE reduction in seizures across a broad group of epilepsies
- IDENTIFY potential indications for pivotal studies
- ANALYZE concentration response to understand dosing in different seizure types and disorders

Basic Information:

Sites: ~30 sites

Ages: ≥ 12 to ≤65 yrs old

Key Inclusion Criteria:

- Developmental and epileptic encephalopathies (DEEs) with ≥ 4 motor seizures per month in 3 mos. prior to screening and ≥ 4 motor seizures in the month of screening
- DEEs (multiple syndromes) may include Dravet syndrome, Lennox-Gastaut syndrome, Tuberous Sclerosis complex, CDKL5 deficiency disorder, SCN2A-related disorders, among others

Key Exclusion Criteria:

- Use of fenfluramine & lorcaserin

PACIFIC Data Expected 2H 2023; Data Expected to Inform the Ph 3 Program

* Maintenance Dose of LP352 (TID): 6 mg, 9 mg, 12 mg or placebo TID

** Up to a 15-day down-titration/taper period (reducing dose every 5 days) depending on the last maintenance dose

LP659, a centrally acting, S1P1,5 modulator

We are developing LP659, a centrally acting, S1P1,5 receptor modulator for inflammatory neurological conditions. LP659 was designed to have optimized pharmacology, PK and engagement of S1P1,5, which may lead to improved efficacy and safety. LP659 was designed to avoid the negative effects connected to the receptor subtypes 2 and 3, which may be associated with more serious, off-target cardiac, pulmonary, and cancer-related effects. Aberrant S1P receptor modulation has been shown to be involved in a wide range of neurological diseases, including multiple sclerosis, Lupus, Parkinson’s disease and Alzheimer’s disease. Preclinical data in a mouse model of demyelinating disease demonstrated that LP659 treatment produced a dose-dependent decrease in disease progression over 17 days. LP659 rapidly reduced circulating lymphocytes, which returned to baseline after its clearance. In a PK/PD study to assess LP659 effects on lymphocytes in rats, male rats were given a 0.00 (vehicle control), 0.300 or 1.00 mg/kg oral dose of LP659 (n=3 per dosing group). Fingolimod, the positive control for blood lymphopenia, was given as an oral dose (n=4) at 1.00 mg/kg to a separate group of rats. Blood samples were collected at 0, 1, 3, 5, 8, 16, 24, 32, 48 and 72 hours post-dose for blood lymphocyte and plasma drug concentration measurements. LP659 at both doses demonstrated a rapid reduction in lymphocytes which returned to baseline, whereas no return to baseline was observed for fingolimod over the study duration.

A study of CNS distribution of LP659 was conducted in rats. Male rats were dosed orally with LP659 at 1.00 mg/kg for six consecutive days. On Day 6, plasma, brain and cerebrospinal fluid samples were taken at 0, 1, 3, 5, 8, and 24 hours post-last dose (n = 3 per time point). The maximum plasma concentration of LP659 was 551 ng/mL at 3.00 hours post-dose. The maximum brain concentration of LP659 was 947 ng/mL at 8.00 hours post-dose. The mean brain to plasma ratios of LP659 at 0, 1, 3, 5, 8, and 24 hours post-last dose were 2.87, 1.25, 1.17, 1.68, 1.98, and 2.94, respectively. We believe LP659 has high oral bioavailability with a direct impact on CNS glial cell S1P receptors. We anticipate initiating a Phase 1 clinical study in healthy volunteers in the first half of 2023 and expect topline SAD data in the second half of 2023.

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

The various brain cell types are illustrated in the below:

Our Solution

LP659 in Neurological Diseases

LP659 acts as a S1P1 and S1P5 receptor subtypes modulator with no observed impact on S1P2 or S1P3 and has been selectively developed to cross the blood-brain barrier and target neurological diseases. In addition to its receptor subtype selectivity, LP659 has demonstrated rapid onset and offset of action (in preclinical models), with a low half-maximal inhibitory concentration in plasma (IC50 approximately 25 ng/ml in rat) to inhibit entrance of lymphocytes into blood. A single dose of LP659 causes rapid depletion of circulating lymphocytes and rapid recovery, paralleling elimination of LP659 from plasma. The S1P receptor has been well-validated in slowing the progression of neurodegeneration, notably in multiple sclerosis, for which disease area the FDA has approved four S1P receptor modulators. LP659 was designed to avoid the negative effects connected to the receptor subtypes 2 and 3, which may be associated with more serious, off-target cardiac, pulmonary, and cancer-related effects. While initial studies have shown that LP659 is efficacious in reducing the development and severity of disease in a widely accepted model of demyelinating disease (e.g., multiple sclerosis), we have not finalized a target indication as we see potential for a selective S1P1 receptor modulator to treat a spectrum of inflammatory neurological conditions.

Other Compounds

We have a license to certain compounds including LP143, a centrally acting, full cannabinoid type 2 receptor (CB2) agonist, and compounds targeting the 5-HT2A receptor, including nelotanserin. We are not currently developing any of these compounds.

License Agreement with Arena

The Arena License Agreement was originally entered into in October 2020 and amended in January 2022 and again in September 2022. Pursuant to the Arena License Agreement, Arena granted us an exclusive, royalty bearing, sublicensable, worldwide license under certain know-how and patents of Arena to LP352 for any use in humans, LP659 for the treatment of developmental, degenerative and autoimmune disease, disorders or conditions of the CNS or peripheral nervous system in humans and LP143 and certain 5-HT2A compounds for the treatment of CNS indications (excluding the treatment, prevention or amelioration of pain or any gastrointestinal, non-CNS autoimmune or cardiovascular disorder) in humans (pharmaceutical products containing any such compounds, Licensed Products). Arena further granted us a covenant not to sue under any patents or certain information of Arena with respect to each Licensed Product in its respective field. Arena retained the exclusive right to use the licensed intellectual property to develop, make or use intermediates, pro-drugs and metabolites related to the LP352, LP659, LP143 and 5-HT2A compounds to exploit Arena’s etrasimod, lorcaserin, olorinab, or temanogrel products, in any dosage strength or formulation, and we granted Arena a covenant not to sue with respect to such activities under certain of our intellectual property related to such compounds and the Licensed Products. We will assign to Arena new intellectual property developed by us related to such compounds. We have sole responsibility over development, regulatory and commercialization activities for the Licensed Products in the applicable fields, as well as commercial manufacture and supply therefor. In September 2022, we provided Arena a right of first negotiation, for a specified period of time, to acquire certain development and commercial rights to LP659 products subject to Arena and we mutually agreeing on terms. This right of first negotiation is triggered by our announcing Phase 2 clinical results relating to an LP659 product for an indication that was not in the original field of the license or if we otherwise intend to commence discussions or negotiations to license or partner rights to LP659 in such field.

As consideration for the rights granted to us under the Arena License Agreement, we will be required to pay to Arena a mid-single digit royalty on net sales of Licensed Products of LP352, and a low-single digit royalty on net sales of all other Licensed Products, by us, our affiliates or our sublicensees, subject to standard reductions. Our royalty obligations continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of the (i) tenth anniversary of the first commercial sale of such product in such country or (ii) expiration of the last-to-expire valid claim of the patents licensed to us under the Arena License Agreement covering the manufacture, use or sale of such product in such country, which we expect to run in most jurisdictions until 2036 for LP352, until 2029 for LP659 and 2030 for LP143 without taking into account patent term adjustments or extensions regimes of any country, or any additional term of exclusivity we might obtain by virtue of later filed patent applications. We also will owe Arena up to two $25.0 million commercial sales milestones if nelotanserin products (which are among the licensed 5-HT2A compounds) are developed and achieve annual net sales of $100.0 million and $500.0 million.

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

Royalty Purchase Agreement with Arena

In October 2020, we entered into a Royalty Purchase Agreement with Arena and 356 Royalty Inc., a wholly owned subsidiary of Arena (356 Royalty), pursuant to which we purchased the right to receive all milestone payments, royalties, interest and other payments relating to net sales of lorcaserin, in all countries and territories of the world owed or otherwise payable to 356 Royalty by Eisai Inc. and Eisai Co., Ltd. (Eisai) pursuant to a Transaction Agreement dated December 28, 2016, as amended (Transaction Agreement), by and among 356 Royalty and Eisai, for an upfront payment of approximately $0.1 million. Under the Transaction Agreement, the royalty rates range from 9.5% on annual global net sales less than or equal to $175.0 million, 13.5% on annual global net sales greater than $175.0 million but less than or equal to $500.0 million and 18.5% on annual global net sales greater than $500 million. In addition, we purchased the right to receive a payment of $25.0 million, which will be payable upon the achievement of annual net sales of $250.0 million. Lorcaserin is currently in a Phase 3 clinical trial for Dravet syndrome.

Services Agreement with Arena

In October 2020, we entered into a Services Agreement with Arena (Services Agreement) under which Arena agreed to perform certain research and development services, general administrative services, management services and other mutually agreed services for us. The initial term of the Services Agreement was through December 31, 2021, and it then automatically renews for successive one-year terms. Neither party provided notice of non-renewal as of December 31, 2022. Each party may also terminate the Services Agreement for any reason, subject to specified notice periods. During 2022, we significantly reduced our activities under the Services Agreement, including as a result of our having hired employees or contracted with third parties with the requisite expertise, and we are no longer dependent on such services from Arena.

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

As of February 1, 2023, we held an exclusive, worldwide license to issued and pending patent claims for compositions of matter and certain methods of treatment using LP352 in several jurisdictions, including issued patents in the United States, Europe (17 countries), China, Japan, India, Russia, South Korea, Australia, Mexico, New Zealand, and Israel, and pending applications in Brazil, Canada, and Macao. The terms of these patents (and applications, if issued) are capable of continuing into 2036, without taking into account any patent term adjustment or extension regimes of any country (e.g., up to five additional years in certain jurisdictions if maximum PTE or SPC applies) or any additional term of exclusivity we might obtain by virtue of later filed patent applications. For example, we exclusively license pending patent claims directed to methods of dosing LP352 in a later patent application having a term capable of continuing into 2043 in certain jurisdictions, without taking into account any applicable patent term adjustment or extension.

As of February 1, 2023, we held an exclusive, worldwide license to issued and pending patent claims for compositions of matter and certain methods of treatment using LP659 in several jurisdictions, including issued patents in the United States, Europe (39 countries), Brazil, China, Japan, Canada, Russia, South Korea, Australia, Mexico, South Africa, New Zealand, Singapore, Israel. The terms of these patents (and applications, if issued) are capable of continuing into 2029, without taking into account any patent term adjustment or extension regimes of any country (e.g., up to five additional years in certain jurisdictions if maximum PTE or SPC applies) or any additional term of exclusivity we might obtain by virtue of later filed patent applications. For example, we exclusively license patent claims for compositions of matter and certain methods of treatment using salt and crystalline forms of LP659 in several jurisdictions, including issued patents in the United States and 10 countries in Europe. The terms of these patents are capable of continuing into 2031 in certain jurisdictions, without taking into account any patent term adjustment or extension.

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

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely for the foreseeable future, on third parties for the manufacturing of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. We expect to initially obtain our supplies from manufacturers on a purchase order basis without long-term supply arrangements in place. We do not currently have arrangements in place for redundant supply for active pharmaceutical ingredients (APIs) and drug product. For all of our product candidates, we intend to identify and qualify manufacturers to provide the APIs and drug product prior to submission of an NDA to the FDA or other marketing authorization applications to other regulatory authorities.

All our product candidates are compounds of low molecular weight, generally called small molecules. They can be manufactured from readily available starting materials in reliable and reproducible processes that we expect will be amenable to scale-up and will not require specialized equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

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

DEEs are commonly treated with multiple combinations of AEDs though physician preference for administered therapies differs across different epilepsy types. Pharmaceutical companies, such as Lundbeck, Pfizer, and UCB have approved AEDs for the treatment of epilepsies. There are also non-pharmaceutical therapies for epilepsy patients, such as a ketogenic diet, VNS, and surgery for some patients. FINTEPLA (fenfluramine) was approved by the FDA for the treatment of seizures associated with Dravet syndrome in June 2020 and LGS in June 2022 (both include REMS programs). Epidiolex (cannabidiol) was approved by the FDA for the treatment of seizures associated with Dravet syndrome and LGS in 2018, and the treatment of seizures associated with TSC in 2020, and DIACOMIT (stiripentol) was approved by the FDA in 2018 for seizures associated with Dravet syndrome. Lorcaserin is also in a Phase 3 clinical trial for the treatment of seizures associated with Dravet syndrome. In addition, other companies are developing therapeutics for the treatment of epilepsies, including alternative approaches such as gene therapy.

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

Other drugs, non-pharmaceutical therapies and alternative approaches to indications we may pursue for our drug candidates will compete with us both in the U.S. and elsewhere in the world.

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

•
completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies in accordance with the FDA’s Good Laboratory Practice (GLP) regulations and other applicable regulations;

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

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

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

Expedited Development and Review Programs

The FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. With regard to a fast track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

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

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the drug product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

The FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling.

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

Numerous state, federal and foreign laws, self-regulatory schemes, regulations, and standards govern the collection of, disclosure of, use of, access to, transfer of, and confidentiality and security of personal information and health-related information, and could apply now or in the future to our operations or the operations of our partners. For example, In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. For example, HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act (HITECH) and regulations implemented thereunder, imposes requirements relating to the privacy, security and transmission of individually identifiable health information on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, as well as their covered subcontractors. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by complaint about privacy practices or an audit by the Department of Health and Human Services (HHS), may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Further, entities that knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA may be subject to criminal penalties.

In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For instance, California enacted the California Consumer Privacy Act (CCPA) in January 2020. The CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal information of consumers or households. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Further, a new privacy law, the California Privacy Rights Act (CPRA) went into effect on January 1, 2023 and modifies significantly the CCPA. Both the CCPA and CPRA could impact our business activities depending on how they are interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information. In addition to California, other states in which we have, or may have in the future, employees or operations, have passed or may pass privacy laws. For example, Virginia, Colorado, Connecticut, and Utah have passed privacy laws that go into effect in 2023, but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply.

We also are or will become subject to applicable privacy laws in the jurisdictions in which we are established or in which we sell or market our products or run clinical trials. For example, if we conduct EU-based clinical trials, we will be subject to the GDPR in relation to our collection, control, processing and other use of personal data of data participants within the European Economic Area (EEA) (i.e. data relating to an identifiable living individual) including the health and medical information of clinical trial participants. The GDPR is directly applicable in each EU and EEA Member State, however, it provides that EU and EEA Member States may introduce further conditions, including limitations which could limit our ability to collect, use and share personal data (including health and medical information), or could cause our compliance costs to increase, ultimately having an adverse impact on our business. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing activities and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data participants (in a concise, intelligible and easily accessible form) how their personal data is to be used, imposes limitations on retention of personal data; defines for the first time pseudonymized (i.e., key-coded) data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are also subject to EU rules with respect to cross-border transfers of personal data out of the EU and EEA. We are subject to the supervision of local data protection authorities in those EU jurisdictions where we are established or otherwise subject to the GDPR, and may also be subject to the laws of other jurisdictions, such as Switzerland, which may have their own set of stringent privacy and data protection laws and regulations. For example, the Swiss Federal Act on Data Protection (DPA) applies to the collection and processing of personal data, including health-related information, in certain circumstances, for companies conducting business in Switzerland or with Swiss companies or individuals. The DPA has been revised and adopted by the Swiss Parliament, and the revised law may result in an increase of costs of compliance, risks of noncompliance and penalties for noncompliance. Fines for certain breaches of the GDPR are significant: up to the greater of €20 million or 4% of total global annual turnover. In addition to the foregoing, a breach of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, or potential civil claims including class action type litigation.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively ACA), was enacted, which affected existing government healthcare programs and resulted in the development of new programs. There have been judicial and Congressional challenges to certain aspects of the ACA, and it is unclear how such litigation and other efforts to challenge, repeal or replace the ACA will impact the ACA or our business. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program.

Other legislative changes relating to healthcare have also been proposed and adopted in the United States since the ACA was enacted, and there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Congressional inquiries, presidential executive orders, and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the IRA also, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023. The IRA is likely to have a significant impact on the pharmaceutical industry.

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

Human Capital and Employee Engagement

We believe that our success largely depends upon attracting and retaining a highly skilled team with key expertise in our areas of therapeutic focus. We are committed to creating and maintaining a culture that is positive, diverse, inclusive and dynamic. Our human capital priorities include, as applicable, identifying, recruiting, retaining, incentivizing, developing and integrating our existing and future employees. We provide our employees competitive base salaries, as well as a cash target bonus, a robust benefits package and equity compensation. In addition, we regularly conduct an employee survey to gauge employee engagement and identify areas of potential improvement.

As of December 31, 2022, we employed 33 employees, 32 of whom are full-time, consisting of clinical, research and manufacturing, operations, finance and business personnel. Fifteen of our employees hold either an M.D. or Ph.D. degree. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Facilities

We entered into a two-year lease for certain office space in La Jolla, California in June 2021. Rent payments were approximately $29,000 per month for the first year and increased by 4.5% in July 2022. In August 2022, we extended the lease agreement (lease extension) through December 31, 2024. Rent payments under the lease extension are approximately $33,000 starting in July 2023 and increase by 4.5% in July 2024. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors.

An investment in shares of our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our audited financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the risks described below could harm our business, financial condition, results of operations, growth prospects and/or stock price or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. Any of the risks identified herein relating to Arena are also risks relating to Pfizer.

Risks Related to Our Limited Operating History, Financial Position and Need For Additional Capital

We have a limited operating history, and we have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.

We were incorporated in January 2020 and we have a limited operating history upon which you can evaluate our business and prospects. Our operations to date have been primarily focused on organizing and staffing our company, research and development activities, business planning, raising capital, in-licensing intellectual property rights and establishing our intellectual property portfolio, and providing general and administrative support for these operations. LP352, our most advanced product candidate, is in early clinical development, while our other product candidates, including LP659, are in the preclinical or research stage. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry, including an ability to obtain regulatory approval of a product candidate, manufacture any product candidate at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In addition, we have limited experience completing clinical trials as a company. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception in January 2020. For the years ended December 31, 2022 and 2021, we reported net losses of $43.9 million and $27.8 million, respectively. As of December 31, 2022, we had an accumulated deficit of $86.1 million.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we:

•
continue to invest in our research and development activities, including conducting preclinical studies;

•
submit INDs and conduct clinical trials for our current and future product candidates;
•
hire additional personnel and build our internal resources, including those related to audit, patent, other legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission (SEC) requirements, director and officer insurance premiums and investor and public relations costs;
•
obtain, expand, maintain, enforce and protect our intellectual property portfolio;
•
operate as a public company;
•
seek marketing approvals for any product candidates that successfully complete the clinical trial process; and
•
establish a sales, marketing and distribution infrastructure and establish manufacturing capabilities, whether alone or with third parties, to commercialize product candidates for which we may obtain regulatory approval, if any.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials and preclinical studies of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates or even continue our operations. Our prior net losses and expected future net losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. A decline in the value of our company could also cause you to lose all or part of your investment.

We will need substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. The effects of macroeconomic conditions and geopolitical events, including economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets caused by COVID-19 or another pandemic, the conflict in Ukraine or otherwise, may limit our access to capital. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.

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

As of December 31, 2022, our cash, cash equivalents and short-term investments were $67.6 million. We believe, based on our current operating plan, that our existing cash, cash equivalents and short-term investments, along with proceeds from the follow-on public offering completed in February 2023, will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

Additional funding may not be available on acceptable terms, or at all. As a result of adverse geopolitical and macroeconomic developments, such as the COVID-19 pandemic and actions taken to slow its spread, the ongoing conflict between Ukraine and Russia and related sanctions, and global supply chain challenges, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, high inflation rates and the responses by central banking authorities to control such inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty regarding economic stability. If the equity and credit markets deteriorate or are otherwise not favorable, it may make any necessary debt or equity financing more difficult, more costly or more dilutive. If we do not raise additional capital in sufficient amounts, we may be prevented from pursuing development and commercialization efforts, which would adversely affect our business, results of operations, financial condition and prospects.

Raising additional capital or acquiring or licensing assets by issuing equity or debt securities may cause dilution to our stockholders and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional capital through future collaborations, strategic alliances or third-party licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us.

If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.

Unfavorable geopolitical and macroeconomic developments could adversely affect our business, financial condition or results of operations.

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

Our business could be adversely affected by conditions in the U.S. and global economies, the United States and global financial markets and adverse geopolitical and macroeconomic developments, including the ongoing COVID-19 pandemic and the conflict between Ukraine and Russia and related sanctions. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In response to rising inflation, the U.S. Federal Reserve has raised, and may again raise, interest rates, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business.

Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022, including as a result of economic sanctions and export controls against Russia and countermeasures taken by Russia. The full economic and social impact of these sanctions and countermeasures, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, and/or supply chain continuity, in both Europe and globally, and has introduced significant uncertainty into global markets. While we do not currently operate in Russia, Ukraine or Eastern Europe, as the adverse effects of this conflict continue to develop our business and results of operations may be adversely affected.

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

We are in the early stages of our development efforts and have one product candidate, LP352, in clinical development. We have completed the SAD and MAD portions of a Phase 1 clinical trial and are currently conducting the PACIFIC Study, a Phase 1b/2a clinical trial for this product candidate. Our other product candidates currently in development, including LP659, are in the preclinical stage. We will need to progress LP659 and any other early product candidates through IND-enabling studies and submit INDs to the FDA prior to initiating their clinical development. Moreover, none of our product candidates have advanced into a pivotal study. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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
•
the effect of recent or potential health care legislation in the United States and European Union;
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
•
our ongoing relationship with Pfizer, from whom we license our product candidates, including LP352 and LP659;
•
maintaining an acceptable safety profile of our products following approval;
•
the availability of adequate reimbursement for our products following approval;
•
acceptance by physicians, payors and patients of the benefits, safety and efficacy of our products following approval; and
•
building and maintaining an organization of people who can successfully develop, sell and distribute our product candidates.

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

Prior to October 2020, we had no involvement with or control over the preclinical and early clinical research and development of our product candidates. We have relied on third parties, including Arena, to have conducted such research and development in accordance with the applicable protocol, legal, regulatory and scientific standards prior to the in-licensing of our product candidates. If the research and development processes or the results of the development programs prior to the in-licensing of our product candidates prove to be unreliable, this could result in increased costs and delays in the development of our product candidates, which could adversely affect any future revenue from these product candidates.

We have licensed our product candidates from Arena. The fields of the licenses for these product candidates contain certain restrictions. For example, the field of license for LP659 is for developmental, degenerative and autoimmune disease, disorders or conditions of the CNS or peripheral nervous system. We also rely on Arena to help protect the intellectual property rights relating to our licensed product candidates. The scope of our license or Arena’s failure to cooperate with us to protect our intellectual property could have an adverse impact on our ability to develop our product candidates and could limit our ability to successfully commercialize our product candidates.

We may also acquire or in-license additional product candidates for preclinical or clinical development in the future as we continue to build our pipeline. The risks associated with acquiring or in-licensing current or future product candidates could result in delays in the commencement or completion of our research and development, prevent or impede our commercialization, and adversely affect or delay our ability to generate revenues from our product candidates.

Clinical and preclinical drug development involves a lengthy and expensive process with an uncertain outcome. The results of prior clinical trials and early preclinical studies and clinical trials of our product candidates are not necessarily predictive of future results.

Before we can initiate clinical trials for our product candidates, we must submit the results of preclinical studies to the FDA, European Medicines Agency (EMA) or comparable regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls, and our proposed clinical trial protocol, as part of an IND application or similar regulatory filing. Before obtaining marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical and preclinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high. The results from preclinical studies or early clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim results of a clinical trial are not necessarily indicative of final results. Furthermore, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials.

In particular, while we have results from the SAD and MAD portions of a Phase 1 clinical trial of LP352, we do not know how LP352 will perform in future clinical trials, including the ongoing PACIFIC Study. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, or after others, including regulatory authorities, disagreed with such companies’ views and interpretations of the data and results from earlier preclinical studies or clinical trials. As we investigate LP352 for DEEs and other epileptic diseases, we may encounter difficulties that we have not yet encountered. For example, LP352 is being designed and dose-optimized for DEEs. This work is ongoing and we may encounter unforeseen difficulties. Furthermore, LP659 and other of our current or future product candidates may not be able to progress from preclinical to Phase 1 clinical development.

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
•
the FDA’s, EMA’s or comparable regulatory authorities’ failure to accept our proposed manufacturing processes and suppliers and/or requirement to provide additional information regarding our manufacturing processes before providing marketing authorization;
•
delays in reaching agreement on acceptable terms with prospective clinical research organizations (CROs) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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
•
delays in manufacturing sufficient quantities of our product candidates or obtaining sufficient quantities of combination therapies for use in clinical trials;

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
•
the impact of geopolitical and macroeconomic developments, including the COVID-19 pandemic or the ongoing conflict between Russia and Ukraine, on our ongoing and planned clinical trials; or
•
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

We could encounter delays if a clinical trial is suspended, terminated or modified by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

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

In addition, adverse geopolitical and macroeconomic developments, including disruptions caused by the COVID-19 or another pandemic or the ongoing conflict between Russia and Ukraine may increase the likelihood that we encounter difficulties or delays in initiating, screening, enrolling, conducting, or completing our ongoing and planned preclinical studies and clinical trials. Clinical site initiation and patient screening and enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 or another pandemic, or to the extent the ongoing conflict between Russia and Ukraine escalates to involve additional countries, further economic sanctions or wider military conflict. Investigators and patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or another virus, could be limited, which in turn could adversely impact our clinical trial operations. Additionally, we may experience interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the COVID-19 or another pandemic. As a result of the COVID-19 pandemic, we have faced and may continue to face delays in meeting our anticipated timelines for our ongoing and planned clinical trials. For example, the initiation of the MAD portion of the Phase 1 clinical trial of LP352 was delayed, in part, as a result of the impact of the COVID-19 pandemic on the clinical site in the United Kingdom that conducted the SAD portion of the Phase 1 clinical trial for LP352, and subsequently we modified the protocol and relocated the MAD portion of such trial to a new clinical site in the United States. We announced topline data from the MAD portion of such trial in September 2021.

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

We have limited experience as a company in conducting clinical trials, have never conducted later-stage clinical trials or submitted an NDA or other marketing application, and may be unable to do so for any of our product candidates.

We are early in our development efforts for our product candidates, and we will need to successfully complete Phase 1 clinical trials and later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market LP352, LP659, or any future product candidates. Carrying out clinical trials and the submission of marketing applications is complicated. To date, we have only conducted a limited number of Phase 1 trials for one of our product candidates, LP352.We have not completed any later stage or pivotal clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA or other comparable foreign regulatory submission for any product candidate. We also plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years. This may be a difficult process to manage with our limited resources and may divert the attention of management. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of our product candidates will be required or how such trials will have to be designed. For example, we are currently conducting a “basket” Phase 1b/2a trial with LP352 in which participants with different DEEs are being enrolled and which is designed to include multiple clinically defined populations under one investigational protocol. We may seek to conduct our pivotal trials for LP352 with a basket design. A basket trial design could potentially decrease the time to study new populations by decreasing administrative burden, however, this trial may not provide opportunities for accelerated regulatory pathways and may not overcome limitations to extrapolating data from the experience in one disease to other diseases, because safety and efficacy results in each indication may be analyzed separately. Accordingly, clinical success in a basket trial, or any trial in one indication, may not predict success in another indication. The FDA and other regulatory health authorities may not view such a design or the data from such trials favorably. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting marketing applications for and commercializing our product candidates.

Because we have multiple product candidates in our pipeline and are considering a variety of target indications, we may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific product candidates, indications and development programs. We may also conduct several clinical trials for our product candidates in parallel over the next several years, which may make our decision as to which product candidates to focus on more difficult. For example, we are currently conducting the PACIFIC Study for LP352 for the treatment of seizures associated with DEEs, which may include Dravet syndrome, LGS and TSC, among others, which we initiated in the first quarter of 2022. Further, we are investigating preclinical studies of LP659 for multiple neurological diseases, and we have other compounds in earlier research. As a result, we may forgo or delay pursuit of opportunities with other product candidates or other indications that could have had greater commercial potential or likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. In addition, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Patient enrollment and retention in clinical trials depends on many factors, including the size and nature of the patient population, the severity of the disease under investigation, the nature of the trial protocol, the existing body of safety and efficacy data for the product candidate, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the trial, the ability to adequately monitor patients during a trial, clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied, and the risk that patients will drop out of a trial before completing all site visits. There are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner, including due to the fact that the neurological diseases we target are rare.

Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials, which could be exacerbated to the extent the ongoing conflict between Russia and Ukraine escalates to involve additional countries, further economic sanctions or wider military conflict. In addition, any negative results we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible. For example, the impact of public health epidemics, such as the COVID-19 pandemic, may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us or our partners from completing our clinical trials at all, and harm our ability to obtain approval for such product candidate. Further, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols, whether as a result of the COVID-19 pandemic and related illness or actions taken to slow the spread of COVID-19 or otherwise, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

Preliminary, topline and interim data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our clinical trials, such as our announcement in December 2022 of positive topline data from our Phase 1 clinical study evaluating PK and PD of LP352 in healthy volunteers, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

LP352, our most advanced product candidate, is an oral, centrally acting, 5-HT2C receptor superagonist with no observed impact on 5-HT2B and 5-HT2A receptor subtypes in our preclinical studies to date. 5-HT2B and 5-HT2A receptor subtypes have been known to be associated with significant adverse side effects, including valvular heart disease and pulmonary arterial hypertension in the case of the 5-HT2B receptor, and hallucinations and mild to severe anxiety in the case of the 5-HT2A receptor. LP352 has the potential to be a clinically differentiated 5-HT2C superagonist for patients with DEEs. For example, fenfluramine, marketed as FINTEPLA, a non-specific 5-HT2 agonist, was approved for the treatment of seizures associated with Dravet syndrome and LGS by the FDA in 2020 and 2022, respectively. Fenfluramine has been associated with significant side effects and FINTEPLA has a Risk Evaluation and Mitigation Strategy (REMS) program requirement and a boxed warning. Another 5-HT2C agonist, lorcaserin, is also under evaluation for its potential to reduce seizures in patients with Dravet syndrome and refractory epilepsies. Lorcaserin was discovered by Arena and approved by the FDA for chronic weight management, marketed as BELVIQ by Eisai Inc. Lorcaserin was withdrawn from the market at the request of the FDA following the FDA’s analysis of the CAMELLIA-TIMI 61 clinical trial, for which patients in the lorcaserin group demonstrated a numerically higher but not a statistically significantly higher rate of total cancer diagnoses (7.7% vs 7.1% placebo). Based on the results of this clinical trial, the FDA concluded that the risks of lorcaserin outweigh the benefits, and requested that lorcaserin be withdrawn from the market for the approved indication of weight management. However, the FDA authorized an expanded access program for patients with Dravet syndrome to continue to receive lorcaserin. LP352 was designed and developed by Arena to be the next generation to lorcaserin, with the goal of being a safer and more effective 5-HT2C agonist. We believe LP352’s potential for high selectivity and novel chemistry gives it the potential to reduce seizures in DEE patients and overcome the known or perceived safety limitations of available drugs in the 5-HT2 class. However, we may not be correct, and the selectivity, specificity or other attributes of LP352 may result in similar or less desirable clinical profiles than less selective and specific available drugs or other product candidates. Further, in nonclinical toxicity studies of LP352 in rats and non-human primates (NHPs) conducted by Outpost Medicine, LLC prior to returning the product to Arena, certain male rats and NHPs of varying degrees of maturity in the respective high dose groups experienced minimal to slight degeneration/atrophy of the seminiferous tubules with reduced spermatocyte maturation. Although exposure levels for these high dose groups were estimated to be far in excess of planned human exposures in our clinical trials and no similar AEs were observed in our subsequent toxicity studies in sexually mature rats and NHPs, we may see similar findings in the future.

In addition, if any of our product candidates receive marketing approval, the FDA could require us to include a black box or other warning, or contraindication, in our product labeling, or adopt REMS to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the drug for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by our product candidates or other products with the same or related active ingredients, several other potentially significant negative consequences could result, including:

•
regulatory authorities may suspend or withdraw approvals of such product, if approved;
•
regulatory authorities may require additional warnings on the label or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
•
we may be required to change the way a product candidate is administered, conduct additional clinical trials or modify such product in some other way;
•
regulatory authorities may require us to modify, suspend or terminate our clinical trials, conduct additional clinical trials or engage in costly post-marketing testing and surveillance to monitor the safety or efficacy of such product;

•
we could be sued and held liable for harm caused to patients;
•
undesirable side effects may limit physicians’ or patients’ willingness to initiate or continue therapy with such product;
•
sales may decrease significantly;
•
we may need to conduct a recall; and
•
our brand and reputation or the reputation of any then-approved product may suffer.

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

If the size of the market opportunities in each of our target indications is smaller than we anticipate, we may not be able to achieve profitability and growth. We focus on developing novel medicines for neurological diseases. Given the small number of patients who have the diseases that we are targeting, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidates. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates that have been derived from a variety of sources, including scientific literature, patient foundations, or market research, and which may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.

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

DEEs are commonly treated with multiple combinations of anti-epileptic drugs (AEDs) though physician preference for administered therapies differs across different epilepsy types. Pharmaceutical companies, such as Lundbeck, Pfizer, and UCB have approved AEDs for the treatment of epilepsies. There are also non-pharmaceutical therapies for epilepsy patients, such as a ketogenic diet, vagus nerve stimulation, and surgery for some patients. Several companies have obtained FDA approval for the treatment seizures associated with DEEs. For example, ZTALMY (ganaxalone) was approved for the treatment of seizures associated with CDKL5 deficiency disorder in March 2022. Fenfluramine was approved for the treatment of seizures associated with Dravet syndrome in June 2020 and LGS in March 2022, and is available for patients through a REMS program. Epidiolex (cannabidiol) was approved for the treatment of seizures associated with Dravet syndrome and LGS in 2018, and the treatment of seizures associated with TSC in 2020, and DIACOMIT (stiripentol) was approved for seizures associated with Dravet syndrome in 2018. In addition, other companies are developing therapeutics for the treatment of DEEs, including alternative approaches such as gene therapy.

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

There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of the indications that we are pursuing. More established companies may have a competitive advantage over us due to their substantially greater size, financial, technical and other resources, and institutional experience. In particular, these companies have greater experience and expertise in securing reimbursement, government contracts, relationships with key opinion leaders, conducting testing and clinical trials, obtaining and maintaining regulatory approvals and distribution relationships to market products, and marketing approved drugs. These companies also have significantly larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. If we are not able to compete effectively against existing and potential competitors, our business and financial condition may be harmed.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries.

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

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. To demonstrate the safety of our clinical products, we may also be required to conduct extensive clinical trials and nonclinical studies, some of which have not been initiated or completed, and may not be completed for several years. For example, we believe that we will need to conduct additional nonclinical studies in juvenile animals, as well as develop a liquid formulation, to support the evaluation of LP352 in pediatric populations. We also expect that we will need to conduct additional toxicology, long-term carcinogenicity and other nonclinical studies to support the safety evaluation of LP352 and any of our product candidates intended to be administered for an extended period of time. There is no assurance our development or these studies will be successful. In addition, results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program.

The FDA or any foreign regulatory bodies can delay, limit or deny approval of our product candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for, including the following:

•
the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our preclinical studies or clinical trials;
•
we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for any of its proposed indications;
•
the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;

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
•
the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our data insufficient for approval.

Any of the above events could prevent us from achieving market approval of our product candidates and could substantially increase the costs of commercializing our product candidates. The demand for our product candidates could also be negatively impacted by any adverse effects of a competitor’s product or treatment.

Of the large number of products in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

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
patient demand;
•
the clinical indications for which the product candidate is approved;
•
the efficacy and potential advantages compared to alternative treatments and therapies;
•
the timing of market introduction of the product as well as competitive products;
•
effectiveness of our sales, marketing and distribution efforts and those of the third parties with whom we may contract;
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
•
potential product liability claims;

•
relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies, and patient satisfaction with the overall treatment experience;
•
the prevalence and severity of any side effects from the use or potential misuse of any then-approved product; and
•
any restrictions on the use of the product together with other medications.

Our efforts to educate physicians, patients, third-party payors and others in the medical community on the benefits of our product candidates may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of our product candidates.

In addition, if approved, LP352 may face challenges in gaining market acceptance by physicians, patients, third-party payors or others in the medical community as a result of it being a 5-HT2C agonist, which is part of an agonist class associated with significant risks and side effects. For example, fenfluramine, marketed as FINTEPLA, is a non-specific 5-HT2 agonist, has been associated with significant side effects and FINTEPLA has a REMS program requirement and a boxed warning. Another 5-HT2C agonist, lorcaserin, is also under evaluation for its potential to reduce seizures in patients with Dravet syndrome and refractory epilepsies. Lorcaserin was discovered by Arena and approved by the FDA for chronic weight management, marketed as BELVIQ by Eisai Inc. and withdrawn from the market at the request of the FDA based on a change in the FDA’s risk-benefit assessment for the approved indication. However, the FDA authorized an expanded access program for patients with Dravet syndrome to continue to receive lorcaserin.

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

Even if we obtain any regulatory approval for our current or any future product candidates, such approvals will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, import, export, sampling, record-keeping and submission of safety and other post-market information. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs and GCPs for any clinical trials that we may conduct post-approval. Any regulatory approvals that we receive for our current or future product candidates may also be subject to a REMS, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 trials, and surveillance to monitor the quality, safety and efficacy of the drug.

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

We have not as a company commercialized a product and have limited or no internal sales, marketing or distribution capabilities. If any of our product candidates ultimately receives regulatory approval, we must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize each such product in the markets that we target, which will be expensive and time consuming, or collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We currently plan to independently commercialize our product candidates in the United States by establishing a focused sales force and marketing infrastructure. We may opportunistically seek additional strategic collaborations to maximize the commercial opportunities for our product candidates outside of the United States. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing our products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA grants regulatory approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product candidate in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may negatively impact the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

We face an inherent risk of product liability exposure related to the testing of our current and any future product candidates in clinical trials and may face an even greater risk if we commercialize any product candidate that we may develop. Any side effects, manufacturing defects, failure to follow instructions, misuse or abuse associated with our product candidates could result in injury to a patient or even death. If we cannot successfully defend ourselves against claims that any such product candidates caused injuries, we could incur substantial liabilities and could incur reputational harm. Regardless of merit or eventual outcome, liability claims may result in:

•
decreased demand for any product candidate that we may develop;
•
product recalls, withdrawals or labeling, marketing or promotional restrictions;
•
loss of revenue;
•
substantial monetary awards to trial participants or patients that may not be covered by insurance;
•
significant time and costs to defend the related litigation;
•
a diversion of management’s time and our resources;
•
withdrawal of clinical trial participants and termination of clinical trial sites or entire trial programs;
•
initiation of investigations by regulators;
•
the inability to commercialize any product candidate that we may develop;
•
injury to our reputation and significant negative media attention; and
•
a decline in our share price.

Large judgments have been awarded in class action and individual lawsuits based on drugs that had anticipated or unanticipated side effects. Any product liability insurance coverage that we obtain and maintain may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage each time we commence a clinical trial and if we successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to obtain or maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Various states also independently regulate controlled substances. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule drugs as well. While some states automatically schedule a drug when the DEA does so, in other states there must be rulemaking or a legislative action. State scheduling may delay commercial sale of any controlled substance drug product for which we obtain federal regulatory approval and adverse scheduling could impair the commercial attractiveness of such product. We or our collaborators must also obtain separate state registrations in order to be able to obtain, handle and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions from the states in addition to those from the DEA or otherwise arising under federal law.

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
•
HIPAA, which created additional federal criminal statutes that prohibit, among other things, a person from knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private). Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the HITECH and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, individuals or entities that perform certain services on behalf of a covered entity that involves the use or disclosure of individually identifiable health information and their subcontractors that use, disclose or otherwise process individually identifiable health information;

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
•
state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and/or information regarding drug pricing, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers, state laws and regulations that require drug manufacturers to file reports relating to drug pricing and marketing information, and state and local laws that require the registration of pharmaceutical sales representatives; and
•
state and foreign laws that govern the privacy and security of personal information, including health-related information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. By way of example, California enacted the California Consumer Privacy Act (CCPA), effective January 1, 2020, which gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Moreover, a new privacy law, the California Privacy Rights Act (CPRA) operative January 1, 2023, is anticipated to expand the CCPA’s obligations on businesses. The CCPA and CPRA may increase our compliance costs and potential liability. Further, the EU General Data Protection Regulation (GDPR) imposes obligations and restrictions on the collection and use of personal data relating to individuals in the European Economic Area (EEA) (including health data). The GDPR increases obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data and requiring changes to informed consent practices and more detailed notices for clinical trial participants and investigators.

In Europe, the GDPR, as well as EU and EEA Member State implementing legislations, apply to the collection and processing of personal data, including health-related information. Importantly, the GDPR materially expands the definition of what is expressly provided to constitute “personal data” including by clarifying that the GDPR applies to pseudonymized (i.e. key-coded) data, which is often processed by sponsors in the context of clinical trials. EU and EEA Member States are also able to legislate separately on health and genetic data, and we must comply with these local laws where we operate. Also, notwithstanding the UK’s withdrawal from the EU, the data protection obligations of the GDPR continue to apply to UK-related processing of personal data under the so-called “UK GDPR”. These GDPR regulations have “extra-territorial” reach in that it applies (inter-alia) to any processing of personal data that concerns the offering of goods or services to individuals in the EEA or UK (as applicable) and/or the monitoring of their behavior, regardless of the existence of an establishment in the EEA or UK (as applicable). As such, these GDPR regulations apply to any clinical trials and other operations taking in place in the EEA and UK. The GDPR provides for robust regulatory enforcement and substantial fines. While the GDPR affords some flexibility in determining how to comply with the various requirements, significant effort and expense has been, and will continue to be, invested to ensure continuing compliance. In Switzerland, the Federal Act on Data Protection (DPA), also applies to the collection and processing of personal data, including health-related information, by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland. The applicability of the DPA will also result in an increase of costs of compliance, risks of noncompliance and penalties for noncompliance.

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

In addition, the GDPR regulations prohibit the transfer of personal data from the EEA and the UK to the United States, and other countries in respect of which the European Commission or other relevant regulatory body has not issued a so-called “adequacy decision” (known as “third countries”). Switzerland has adopted similar restrictions under the DPA. The implementation of the processes, including agreements with all relevant CROs, sub-processors and other third parties, is complex and time-consuming. As such, transfers of personal data from the EEA, UK and/or Switzerland to the United States and other third countries may not fully comply with the cross-border data transfer restrictions set out in the applicable data privacy and security regulations. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of operating our business.

Furthermore, following Brexit, the relationship between the UK and the EEA in relation to certain aspects of data protection law remains somewhat uncertain, and we may be required to implement processes and put agreements in place to enable transfers of personal data from the EEA to the UK, which could further increase the complexity and costs in our operations.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs by limiting coverage and the amount of reimbursement for particular medications, requiring drug companies to provide them with varying levels of discounts from list prices and/or challenging the value of list prices charged for medical products. Similarly, the containment of healthcare costs has become a priority for federal and state governments. Coverage and reimbursement may not be available for any drug that we commercialize and, if reimbursement is available, the level of reimbursement is uncertain. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop. Further, coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (IRA), which among other things extends enhanced subsidies for individuals purchasing health insurance coverage through plan year 2025 in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the ACA), marketplaces. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. The IRA is likely to have a significant impact on the pharmaceutical industry. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

The FDA, Department of Justice (DOJ), and comparable foreign authorities strictly regulate the marketing and promotional claims that are made about pharmaceutical products, including our product candidates LP352 and LP659. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or comparable foreign authorities as reflected in the product’s approved labeling. Although physicians may prescribe products for off-label uses as the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. If we are found to have promoted such off-label uses, we may receive warning letters from the FDA and comparable foreign authorities and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA and other governmental authorities have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve enforcement actions. If we are deemed by the FDA, DOJ, or other governmental authorities to have engaged in the promotion of any current or future product candidates for off-label use, we could be subject to certain prohibitions or other restrictions on the sale or marketing of our products and operations, or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.

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

We are dependent on technology, patents, know-how, and proprietary materials, both our own and licensed from Arena. We entered into the Arena License Agreement pursuant to which we acquired an exclusive, royalty bearing, sublicensable, worldwide license to develop and commercialize LP352 for any use in humans, LP659 for the treatment of certain CNS and peripheral nervous system indications, and certain other compounds for CNS indications. Any termination of this license will result in the loss of significant rights and will restrict our ability to develop and commercialize our product candidates. If we or Arena fails to adequately protect this intellectual property, or if we seek to expand the field of our license to include additional indications we determine are advantageous or necessary for us to develop a licensed compound and Arena does not consent, our ability to commercialize these compounds could suffer.

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

Furthermore, our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us and if we fail to comply with our obligations under these agreements, including due to the impact of adverse macroeconomic and geopolitical developments such as the COVID-19 pandemic or the invasion of Ukraine by Russia, or any economic slowdowns, recessions, market corrections, inflation, rising interest rates and tightening of credit markets resulting therefrom, on our business operations or our use of the intellectual property licensed to us in an unauthorized manner, or we are subject to a bankruptcy, we may be required to pay damages and the licensor may have the right to terminate the license.

We depend, in part, on our licensors to file, prosecute, maintain, defend, or enforce patents and patent applications that are material to our business.

Patents relating to our product candidates may be controlled by our licensor. Licensors may have rights to file, prosecute, maintain, and defend the patents we have licensed from such licensor. Our ability to settle legal claims may require consent of licensors. If our licensor or any future licensees having rights to file, prosecute, maintain, and defend our patent rights fail to conduct these activities for patents or patent applications covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using, or selling competing products. We cannot be certain that such activities by our licensor has been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. If our licensor has the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and, even if we are permitted to pursue such enforcement or defense, we cannot ensure the cooperation of our licensor. We cannot be certain that our licensor will allocate sufficient resources or prioritize its or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business. In addition, even when we have the right to control patent prosecution of licensed patents and patent applications, enforcement of licensed patents, or defense of claims asserting the invalidity of those patents, we may still be adversely affected or prejudiced by actions or inactions of our licensor and its counsel that took place prior to or after our assuming control. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners.

For most licensed products under the Arena License Agreement, including LP352 and LP659, we have the first right to control the prosecution and enforcement of the licensed patent applications and patents. However, we have an obligation to reasonably cooperate with Arena and will to some extent depend on Arena’s cooperation with us to prosecute and enforce such intellectual property. A disagreement between us and Arena with respect to the prosecution or enforcement of the patent applications or patents, or unsuccessful actions to prosecute or enforce the patent applications or patents, could adversely affect our intellectual property rights.

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

We intend to broaden the global reach of our platform by potentially selectively collaborating with leading biopharmaceutical companies. We intend to retain significant economic and commercial rights to our programs in key geographic areas that are core to our long-term strategy. As a result, we intend to periodically explore a variety of possible additional strategic collaborations in an effort to gain access to additional product candidates or resources. At the current time, we cannot predict what form such a strategic collaboration might take. We are likely to face significant competition in seeking appropriate strategic collaborators, and strategic collaborations can be complicated and time consuming to negotiate and document. We may not be able to negotiate strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic collaborations because of the numerous risks and uncertainties associated with establishing them.

Research and development collaborations are subject to numerous risks, which may include the following:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration, and may not commit sufficient efforts and resources, or may misapply those efforts and resources;
•
collaborators may conduct their own clinical trials which may not be compliant, may not be successful or may generate contradictory results;
•
collaborators may not pursue development and commercialization of collaboration product candidates or may elect not to continue or renew development or commercialization programs based on trial or test results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;
•
collaborators may delay, provide insufficient resources to, or modify or stop clinical trials for collaboration product candidates;
•
collaborators could independently develop, or develop with third parties, or acquire products outside of the collaboration that compete directly or indirectly with our products or product candidates;
•
a collaborator with marketing, manufacturing and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;
•
we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
•
a collaborator or series of collaborators may improperly or unknowingly sell product directly (or indirectly to a potential customer) into the “gray market” whereby our branded products are diverted from authorized sales channels into the hands of dealers, brokers or the open market, and may result in unauthorized sale of our product in a specific country or region;
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
•
a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings; and

•
collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we may not have the exclusive right to commercialize such intellectual property.

The development and potential commercialization of our product candidates will require substantial additional capital to fund expenses. We may form or seek further strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop, including in territories outside the United States or for certain indications. These transactions can entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. As a result, if we enter into acquisition or in-license agreements or strategic partnerships, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction or such other benefits that led us to enter into the arrangement.

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

Additionally, we may sometimes collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions provide companies like us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.

Our products will require specific constituents to work effectively and efficiently, and rights to those constituents are and, in the future, may be held by others. We may be unable to in-license any rights to constituents, methods of use, processes or other third-party intellectual property rights from third parties that we identify. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, which would harm our business. In that event, we may be required to expend significant time and resources to develop or license replacement technology. Any delays in entering into new collaborations or strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies, which could harm our business prospects, financial condition, and results of operations.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our development programs and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our current and any future product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our current and future development programs and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner, including as a result of the COVID-19 pandemic impacting our, our licensors’ or governmental patent offices' operations.

It is possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our current or any future product candidates in the United States or in foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our current or any future product candidates, third parties may challenge their scope, validity, or enforceability, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates or companion diagnostic that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate or companion diagnostic under patent protection could be reduced.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned and licensed patents and/or applications and any patent rights we may own or license in the future. We rely on our outside counsel, patent annuity service providers, or our licensing partners to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, and other similar provisions during the patent application process. We will employ one or more reputable law firms and other professionals to help us comply and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could harm our business.

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

Our intellectual property rights do not necessarily protect against all potential threats to our business.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business. These risks and uncertainties include the following:

•
others may be able to make compounds or formulations that are similar to our product candidates but that are not covered by the claims of any patents, should they issue, that we own or control;
•
we or any strategic partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or control;
•
we might not have been the first to file patent applications covering certain of the product candidates or inventions we own or control;
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

We are aware of third-party patents and/or patent applications that could adversely affect the potential commercialization of our compounds. For example, we are aware of third-party patents, as well as a third-party patent application, with broad claims to administering an S1P receptor modulator by starting with a lower dose and then increasing to a higher, standard daily dose. Further, we are aware of third-party patent applications with broad claims to administering a 5-HT receptor agonist for epileptic disorders. While we do not believe that any such claims that would cover the potential commercialization of LP352 or LP659 would be valid and enforceable, we may be incorrect in this belief.

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

Risks Related to Our Dependence on Third Parties or Their Actions

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

Further, we also will rely on third-party manufacturers to supply us with sufficient quantities of our product candidates, to be used, if approved, for commercialization. We do not have long-term supply agreements or commitments with a manufacturer to produce raw materials, active pharmaceutical ingredients and the finished products of our product candidates or the associated packaging. Furthermore, the raw materials for our product candidates are sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. For example, the extent to which adverse macroeconomic or geopolitical developments such as the COVID-19 or another pandemic, or the ongoing conflict between Russia and Ukraine, impacts our ability to procure sufficient supplies for the development of our products and product candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain the virus or treat its effects. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

Our reliance on third-party manufacturers entails various risks, some of which we would not be subject if we manufactured product candidates ourselves, including:

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

We do not currently have the ability to independently conduct preclinical studies or clinical trials required to develop our drug candidates. We intend to rely on CROs, clinical trial sites and other third parties to ensure the proper and timely conduct of our preclinical studies and clinical trials, and we expect to have limited influence over their actual performance. We intend to rely upon CROs and others to monitor and manage data for our clinical programs, as well as the execution of future nonclinical studies. We expect to control only certain aspects of our CROs’ and others' activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies or clinical trials are conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs and others does not relieve us of our regulatory responsibilities.

We, our CROs and other third parties we might engage will be required to comply with the GLPs and GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we will rely on CROs and others to conduct GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs and others does not relieve us of our regulatory responsibilities. If we, our CROs and other third parties we engage fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs or others fail to comply with these regulations or fail to recruit a sufficient number of participants, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

On March 11, 2022, Pfizer announced it completed its acquisition of Arena, and Arena became a wholly-owned subsidiary of Pfizer. We have licensed our product candidates, including LP352 and LP659, from Arena under the Arena License Agreement, and we will rely on Arena to help protect intellectual property relating to our licensed products. Arena also holds a substantial percentage of our outstanding shares of common stock. We do not know if Pfizer will cooperate with us in protecting the intellectual property relating to our licensed products or hold or sell the shares of our common stock that it owns. We also do not know if Pfizer will view our development programs positively or negatively, or as complimentary or competitive to its development programs. We are also entitled to receive information and milestones and royalty payments under the Royalty Purchase Agreement. If a disagreement between us and Pfizer were to occur, Pfizer might challenge our rights or default on its obligations in the Arena License Agreement, the Royalty Purchase Agreement or another agreement between us, or sell its shares, any of which actions could have an adverse impact on our ability to develop our licensed products or on our stock price.

Risks Related to Our Business Operations, Employee Matters and Managing Growth

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

We may not be able to attract or retain qualified personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. Many of the other pharmaceutical companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates and consultants than what we have to offer. This competition has become exacerbated by the increase in employee resignations currently taking place throughout the United States as a result of the COVID-19 pandemic, which is commonly referred to as the “great resignation.” We may also experience employee turnover as a result of the ongoing “great resignation.” In response to competition and adverse macroeconomic and geopolitical developments, including rising inflation rates and labor shortages, we may need to adjust employee cash compensation, which would affect our operating costs and our margins, or equity compensation, which would affect our outstanding share count and cause dilution to existing stockholders. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. If we are unable to continue to attract, retain and motivate high-quality personnel and consultants to accomplish our business objectives, the rate and success at which we can discover and develop product candidates and our business will be limited and we may experience constraints on our development objectives.

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

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, CROs, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in other jurisdictions, provide accurate information to the FDA and other regulatory authorities, comply with manufacturing standards, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. If we obtain regulatory approval for any of our product candidates and begin commercializing those products, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a negative impact on our business, financial condition, results of operations and prospects, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

COVID-19 has impacted and could continue to adversely impact our business.

Our business has been and could continue to be adversely affected by the global COVID-19 pandemic. As a result of the COVID-19 pandemic, we have faced and may continue to face delays in meeting our anticipated timelines for our ongoing and planned clinical trials. Specifically, the initiation of the MAD portion of the Phase 1 clinical trial of LP352 was delayed, in part, as a result of the impact of the COVID-19 pandemic on the clinical site in the United Kingdom that conducted the SAD portion of the Phase 1 clinical trial for LP352, and subsequently we modified the protocol and relocated the MAD portion of such trial to a new clinical site in the United States. We completed the MAD portion in September 2021. The extent to which the COVID-19 pandemic continues to impacts our business, our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, and the emergence of new strains or variants of the virus, vaccine shortages and administration rates, the effectiveness of government policies, including travel restrictions, quarantines, social distancing and vaccine mandate requirements, and business closures in the United States and other countries, and business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the virus and its variants. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts have previously impacted and could in the future adversely affect our business, financial condition, results of operations and growth prospects.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock from January 1, 2022 to February 28, 2023 has ranged from a low of $2.95 to a high of $6.00. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

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

•
geopolitical and macroeconomic conditions, including the COVID-19 pandemic, the conflict in Ukraine, economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets; and
•
other events or factors, many of which are beyond our control.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2022, there were a total of 13,585,950 shares of common stock outstanding, which does not include the shares of our non-voting common stock that may be converted into an aggregate of 3,629,400 shares of our common stock.

In addition, as of December 31, 2022, Arena (and Pfizer) owned 3,978,540 shares, or 23.1%, of our outstanding shares of voting and non-voting common stock. The sale by Arena (or Pfizer) of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our common stock.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to the Sales Agreement and our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts if we are able to obtain marketing approval of any of our current or future product candidates, research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in September 2022, we entered into the Sales Agreement with Cantor Fitzgerald, pursuant to which we may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $20.0 million through Cantor Fitzgerald acting as the sales agent. We have not sold any shares of common stock under the Sales Agreement as of December 31, 2022. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

Pursuant to our 2021 Equity Incentive Plan (2021 Plan), our management is authorized to grant stock options to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under our 2021 Plan will automatically increase on January 1 of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year (determined on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock), or a lesser number of shares determined by our board of directors.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until December 31, 2026, although circumstances could cause us to lose that status earlier, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price and volume volatility in recent years that have often been unrelated or disproportionate to the operating performance of these companies. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business, operating results or financial condition.

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

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may have access to our computer networks or our confidential information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. In addition, due to the COVID-19 pandemic, we have enabled our employees to work remotely, which may make us more vulnerable to cyberattacks. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the access to or extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. In addition, the prevalent use of mobile devices increases the risk of data security incidents.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In June 2021, we entered into a lease agreement for office space located at 4275 Executive Square, Suite 950, La Jolla, California 92037, where we occupy 8,681 square feet. The lease agreement will expire on December 31, 2024. We believe that the lease agreement for our corporate headquarters is adequate to meet our needs for the foreseeable future.

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

Holders of Common Stock

The last reported sale price of our common stock on February 28, 2023 as reported on the Nasdaq Global Market was $5.06. As of February 28, 2023, there were approximately three holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (DTC). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

Item 6. Reserved.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel, transformative medicines for neurological diseases. We were formed in January 2020 by Arena Pharmaceuticals, Inc. (Arena) to advance a portfolio of centrally acting product candidates designed to be highly selective for specific GPCRs. Our small molecule product candidates were discovered out of the same platform at Arena that represents a culmination of more than 20 years of world-class GPCR research. We are currently focused on developing the following product candidates in our pipeline:

•
LP352, an oral, centrally acting, 5-hydroxytryptamine 2C receptor subtype, or 5-HT2C, superagonist, currently in a Phase 1b/2a clinical trial (the PACIFIC Study) expected to evaluate 50 participants ages 12 to 65 years old with developmental and epileptic encephalopathies, or DEEs, which may include Dravet syndrome, Lennox-Gastaut syndrome, tuberous sclerosis complex, CDKL5 deficiency disorder, SCN2A-related disorders, among others, with study enrollment expected to be completed in the first half of 2023 and topline data expected in the second half of 2023; and
•
LP659, a centrally acting, sphingosine-1-phosphate, or S1P, receptor subtypes 1 and 5 modulator, for which the Company anticipates initiating a Phase 1 clinical study in healthy volunteers in the first half of 2023 and anticipates topline single ascending dose data in the second half of 2023.

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

The following table provides an overview of our product candidates currently in development:

In addition to LP352 and LP659, we plan to continue to identify and develop other clinically differentiated product candidates for neurological diseases with high unmet medical need.

We are also eligible to receive royalties of 9.5% to 18.5% on sales of lorcaserin if approved for commercialization through the Royalty Purchase Agreement (as defined below).

We were incorporated in January 2020. Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, research and development activities, business planning, raising capital, in-licensing intellectual property rights and establishing our intellectual property portfolio, and providing general and administrative support for these operations. We have principally financed our operations to date through the private placement of convertible preferred stock and public issuances and sales of our common stock. To date, we have raised gross proceeds of approximately $56.0 million from the issuance of our convertible preferred stock in October 2020, $84.8 million from our IPO in March 2021 and $23.0 million from our follow-on public offering in February 2023. As of December 31, 2022, we had cash, cash equivalents and short-term investments of $67.6 million.

We have incurred net losses since our inception. Our net losses were $43.9 million and $27.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $86.1 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect that our expenses and operating losses will increase substantially as product candidates advance through preclinical studies and clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, if we obtain marketing approval for any of our product candidates, and incur additional costs associated with operating as a public company. We expect that our existing cash, cash equivalents and short-term investments, along with proceeds from the follow-on public offering completed in February 2023, will be sufficient to fund our operations for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We base our estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates, which will not be for many years, if ever. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our research and development programs, future commercialization efforts or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which would have a negative impact on our financial condition.

The global COVID-19 pandemic continues to evolve. As a result of the COVID-19 pandemic, we have faced and may continue to face delays in meeting our anticipated timelines for our ongoing and planned clinical trials. For example, the initiation of the multiple-ascending dose (MAD) portion of the Phase 1 clinical trial of LP352 was previously delayed, in part, as a result of the impact of the COVID-19 pandemic on the clinical site in the United Kingdom that conducted the single-ascending dose (SAD) portion of the Phase 1 clinical trial for LP352, and subsequently we modified the protocol and relocated the MAD portion of such trial to a new clinical site in the United States. We completed the MAD portion of the Phase 1 clinical trial of LP352 in September 2021. The extent of the impact of COVID-19 on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our development activities, planned clinical trial enrollment, future trial sites, contract research organizations (CROs), third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and work locations. We will continue to actively monitor the evolving impacts of the COVID-19 pandemic and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. The extent to which the COVID-19 pandemic or a similar health epidemic may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains highly uncertain and subject to change. For a discussion of risks related to the impact of the ongoing COVID-19 pandemic on our business, see Part II, Item 1A, “Risk Factors—Risks Related to Our Business Operations, Employee Matters and Managing Growth—COVID-19 has impacted and could continue to adversely impact our business.”

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

License Agreement

In October 2020, we entered into the Arena License Agreement, pursuant to which we obtained an exclusive, royalty bearing, sublicensable, worldwide license of certain intellectual property for the Licensed Products. In January 2022, we amended the Arena License Agreement to add an additional program, and in September 2022 we further amended the Arena License Agreement to expand the field of the license of LP659 and provide Arena a right of first negotiation to acquire certain development and commercial rights to LP659 products. The Arena License Agreement imposes various development, regulatory and/or commercial diligence obligations on our company, and requires the payment of royalties, including a mid-single digit royalty on net sales of Licensed Products of LP352, and a low-single digit royalty on net sales of all other Licensed Products, by our company, its affiliates or its sublicensees, subject to standard reductions, and other obligations.

Royalty Purchase Agreement

In October 2020, we entered into a Royalty Purchase Agreement (Royalty Purchase Agreement) with Arena and 356 Royalty Inc., a wholly owned subsidiary of Arena (356 Royalty), pursuant to which we purchased the right to receive all milestone payments, royalties, interest and other payments relating to net sales of lorcaserin, in all countries and territories of the world owed or otherwise payable to 356 Royalty by Eisai Inc. and Eisai Co., Ltd. (Eisai), pursuant to a Transaction Agreement dated December 28, 2016, as amended (Transaction Agreement), by and among 356 Royalty and Eisai for an upfront payment of approximately $0.1 million. Under the Transaction Agreement, the royalty rates range from 9.5% on annual global net sales less than or equal to $175.0 million, 13.5% on annual global net sales greater than $175.0 million but less than or equal to $500.0 million and 18.5% on annual global net sales greater than $500.0 million. In addition, we purchased the right to receive a payment of $25.0 million, which will be payable upon the achievement of a sales milestone. Lorcaserin is currently in a Phase 3 clinical trial for Dravet syndrome.

Services Agreement

In October 2020, we entered into a services agreement (Services Agreement) with Arena under which Arena agreed to perform certain research and development services, general administrative services, management services and other mutually agreed services for us. The initial term of the Services Agreement was through December 31, 2021, and it then automatically renews for successive one-year terms. Neither party provided notice of non-renewal as of December 31, 2022. Each party may also terminate the Services Agreement for any reason, subject to specified notice periods. During 2022, we significantly reduced our activities under the Services Agreement, including as a result of our having hired employees or contracted with third parties with the requisite expertise, and we are no longer dependent on such services from Arena.

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

Financial Operations Overview

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
Operating expenses:
Research and development	$34,638	$19,774
General and administrative	10,160	8,065
Total operating expenses	44,798	27,839
Loss from operations	(44,798)	(27,839)
Interest income, net	837	64
Other income (expense)	16	(22)
Net loss	$(43,945)	$(27,797)

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
Direct costs:
LP352	$19,389	$8,212
Preclinical programs	5,596	6,224
Indirect costs:
Personnel-related	8,408	4,548
All other	1,245	790
Total research and development expenses	$34,638	$19,774

Research and development expenses were $34.6 million for the year ended December 31, 2022. These expenses include $19.4 million in preclinical and clinical trial expenses related to LP352, $5.6 million in preclinical expenses primarily related to advancing LP659 and $8.4 million in personnel-related expenses. Research and development expenses were $19.8 million for the year ended December 31, 2021. These expenses include $8.2 million in preclinical and clinical trial expenses related to LP352, $6.2 million in preclinical expenses related to advancing LP659 and LP143 and $4.5 million in personnel-related expenses.

General and Administrative Expenses

General and administrative expenses were $10.2 million for the year ended December 31, 2022. These expenses include $5.3 million of personnel-related costs, $2.0 million of professional services and consulting expenses and $1.6 million of insurance expense. General and administrative expenses were $8.1 million for the year ended December 31, 2021. These expenses include $4.0 million of personnel-related costs, $1.7 million of professional services and consulting expenses and $1.5 million of insurance expense.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2022, we had cash, cash equivalents and short-term investments of $67.6 million.

We have funded our operations primarily through the private placement of convertible preferred stock and public issuances and sales of our capital stock.

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

In September 2022, we entered into a Controlled Equity OfferingSM Sales Agreement (Sales Agreement) with Cantor Fitzgerald & Co., as sales agent (Cantor Fitzgerald), pursuant to which we may issue and sell our common stock from time to time through our "at the market offering" (ATM) program under the Sales Agreement. We have no obligation to sell any shares of common stock under the Sales Agreement and may at any time suspend sales under the Sales Agreement. Cantor Fitzgerald will be entitled to compensation in an amount of 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. A maximum of $20.0 million of shares of common stock may be sold under the Sales Agreement. During the year ended December 31, 2022, we sold no shares of our common stock under the Sales Agreement.

In February 2023, we raised $23.0 million in a follow-on public offering. We issued and sold 5,750,000 shares of common stock which included 750,000 shares of our common stock issued pursuant to the over-allotment option granted to the underwriters to purchase additional shares of common stock, at a public offering price of $4.00 per share. We raised $21.2 million in net proceeds from the follow-on public offering after deducting underwriters' commissions of $1.4 million and issuance costs of $0.4 million.

Material Cash Requirements

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future.

We expect that our existing cash, cash equivalents and short-term investments, including proceeds from the follow-on public offering completed in February 2023, will be sufficient to fund our operations for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations beyond the next 12 months by utilizing our existing cash, cash equivalents and short-term investments and through a combination of equity offerings, debt financings, collaborations, licenses and other similar arrangements. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based our estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain. Our ability to fund longer-term operating needs will depend on our ability to access the capital markets, our ability to enter into third-party arrangements, and ultimately our ability to commercialize our product candidates for which we may obtain regulatory approval, and other factors, including those discussed in Part II, Item 1A, “Risk Factors” of this Annual Report.

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

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
Cash used in operating activities	$(38,063)	(24,705)
Cash used in investing activities	(17,064)	(40,716)
Cash (used in) provided by financing activities	(444)	76,451
Net (decrease) increase in cash and cash equivalents	$(55,571)	$11,030

Operating Activities

Net cash used in operating activities was $38.1 million and $24.7 million for the years ended December 31, 2022 and 2021, respectively. Net cash used in operating activities during the year ended December 31, 2022 was primarily due to our net loss of $43.9 million, adjusted for $2.7 million of stock-based compensation expense and $3.1 million from changes in operating assets and liabilities. Net cash used in operating activities during the year ended December 31, 2021 was primarily due to our net loss of $27.8 million, adjusted for $2.0 million of stock-based compensation expense and $1.0 million from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $17.1 million and $40.7 million for the years ended December 31, 2022 and 2021, respectively. Net cash used in investing activities during the year ended December 31, 2022 was related to $57.6 million of short-term investment purchases, which was offset by $40.5 million in short-term investment maturities. Net cash used in investing activities during the year ended December 31, 2021 was related to $40.7 million of short-term investment purchases.

Financing Activities

Net cash (used in) provided by financing activities was $0.4 million and $76.5 million for the years ended December 31, 2022 and 2021, respectively. Net cash used in financing activities during the year ended December 31, 2022 was comprised of financing related expenses. Net cash provided by financing activities during the year ended December 31, 2021 was comprised of net proceeds of $76.5 million from our IPO, which excludes $0.2 million of IPO expenses that were paid in 2020.

Recent Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, refer to Note 2 “Summary of Significant Accounting Policies,” in the accompanying notes to our audited financial statements included elsewhere in this Annual Report.

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

As of December 31, 2022, a hypothetical 10.0 percent increase in our liability for accrued research and development expenses would have resulted in an increase to our net loss of approximately $0.4 million.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (JOBS Act), and as such, we can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards, and therefore we will not be subject to the same requirements to adopt new or revised accounting standards as other public companies that are not emerging growth companies.

We will cease to be an emerging growth company prior to the end of December 31, 2026 if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934 (Exchange Act), our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Longboard Pharmaceuticals, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Longboard Pharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California
March 2, 2023

Longboard Pharmaceuticals, Inc.

Balance Sheets

	December 31,	December 31,
(in thousands, except share and per share data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$10,775	$66,346
Short-term investments	56,814	40,379
Prepaid expenses and other current assets	2,249	1,659
Total current assets	69,838	108,384
Right-of-use assets	736	521
Property and equipment	9	14
Other long-term assets	33	33
Total assets	$70,616	$108,952
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,310	$1,028
Accrued research and development expenses	4,168	2,245
Accrued compensation and related expenses	2,438	1,480
Accrued other expenses	490	352
Right-of-use liabilities, current portion	358	339
Total current liabilities	8,764	5,444
Right-of-use liabilities, net of current portion	382	185
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value; authorized shares - 10,000,000 at December 31, 2022 and 2021, respectively; issued and outstanding shares - none at December 31, 2022 and 2021	—	—
Voting common stock, $0.0001 par value; authorized shares - 300,000,000 at December 31, 2022 and 2021, respectively; issued and outstanding shares - 13,585,950 and 13,440,761 at December 31, 2022 and 2021, respectively, excluding 0 and 145,189 shares, respectively, subject to repurchase	1	1
Non-voting common stock, $0.0001 par value; authorized shares - 10,000,000 at December 31, 2022 and 2021, respectively; issued and outstanding shares - 3,629,400 at December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	148,303	145,683
Accumulated other comprehensive loss	(692)	(164)
Accumulated deficit	(86,142)	(42,197)
Total stockholders' equity	61,470	103,323
Total liabilities and stockholders' equity	$70,616	$108,952

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share and per share data)	2022	2021
Operating expenses:
Research and development	$34,638	$19,774
General and administrative	10,160	8,065
Total operating expenses	44,798	27,839
Loss from operations	(44,798)	(27,839)
Interest income, net	837	64
Other income (expense)	16	(22)
Net loss	$(43,945)	$(27,797)

Net loss per share, basic and diluted	$(2.56)	$(1.93)

Weighted-average shares outstanding, basic and diluted	17,150,907	14,410,502

Comprehensive loss:
Net loss	$(43,945)	$(27,797)
Unrealized loss on short-term investments	(528)	(164)
Comprehensive loss	$(44,473)	$(27,961)

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Convertible Preferred Stock		Voting Common Stock		Non-Voting Common Stock
(in thousands, except shares)	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2020	5,600,000	$55,795	3,840,540	$—	—	$—	$11,708	$—	$(14,400)	$(2,692)
Conversion of Series A convertible preferred stock to common stock in connection with initial public offering	(5,600,000)	(55,795)	4,098,600	—	3,629,400	—	55,794	—	—	55,794
Issuance of common stock in initial public offering, net	—	—	5,298,360	1	—	—	76,214	—	—	76,215
Vesting of restricted stock	—	—	203,261	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,967	—	—	1,967
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(164)	—	(164)
Net loss	—	—	—	—	—	—	—	—	(27,797)	(27,797)
Balance at December 31, 2021	—	$—	13,440,761	$1	3,629,400	$—	$145,683	$(164)	$(42,197)	$103,323
Vesting of restricted stock	—	—	145,189	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	2,657	—	—	2,657
Financing related fees	—	—	—	—	—	—	(37)	—	—	(37)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(528)	—	(528)
Net loss	—	—	—	—	—	—	—	—	(43,945)	(43,945)
Balance at December 31, 2022	—	$—	13,585,950	$1	3,629,400	$—	$148,303	$(692)	$(86,142)	$61,470

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(43,945)	$(27,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,657	1,967
Depreciation and amortization	5	1
Accretion of premiums on investments, net	101	157
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(183)	(1,645)
Accounts payable	282	(185)
Accrued research and development expenses	1,923	1,329
Accrued compensation and related expenses	959	1,318
Accrued other expenses	138	146
Operating right-of-use assets and lease liabilities, net	—	4
Net cash used in operating activities	(38,063)	(24,705)
Cash flows from investing activities:
Purchases of short-term investments	(57,614)	(40,700)
Maturities of short-term investments	40,550	—
Purchase of property and equipment	—	(16)
Net cash used in investing activities	(17,064)	(40,716)
Cash flows from financing activities:
Series A convertible preferred stock financing costs	—	(1)
Proceeds from initial public offering	—	84,774
Initial public offering costs	—	(8,322)
Financing related fees	(444)	—
Net cash (used in) provided by financing activities	(444)	76,451
Net (decrease) increase in cash and cash equivalents	(55,571)	11,030
Cash and cash equivalents at the beginning of the period	66,346	55,316
Cash and cash equivalents at the end of the period	$10,775	$66,346

Non-cash investing and financing activities:
Common stock issued on conversion of convertible preferred stock in connection with initial public offering	$—	$55,794

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements

Note 1. Organization and Basis of Presentation

Description of Business

Longboard Pharmaceuticals, Inc. (the Company), formerly Arena Neuroscience, Inc., was incorporated in the state of Delaware on January 3, 2020 and is based in San Diego, California. The Company was organized and initially wholly-owned by Arena Pharmaceuticals, Inc. (Arena), until the closing of its Series A convertible preferred stock (Series A Preferred Stock) financing in October 2020. The Company is a clinical-stage biopharmaceutical company focused on developing novel, transformative medicines for neurological diseases. The Company’s most advanced product candidate, LP352, is a serotonin receptor that is being developed for the treatment of seizures associated with developmental and epileptic encephalopathies and is currently in a Phase 1b/2a clinical trial (the PACIFIC Study). The Company is also developing LP659, an S1P receptor modulator, which could have applicability in multiple neurological conditions.

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

Forward Stock Split

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

Basis of Presentation

The Company’s financial statements have been prepared in accordance with US generally accepted accounting principles (GAAP) and reflect all of the Company's activities. The financial statements include all known adjustments necessary for a fair presentation of the results as required by GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the year ended December 31, 2022, are not necessarily indicative of future results.

Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all of its resources to research and development (R&D) activities, organizing and staffing, business planning, raising capital, in-licensing intellectual property rights and establishing its intellectual property portfolio, and providing general and administrative (G&A) support for these operations and has funded its operations primarily with the net proceeds from the issuance of Series A Preferred Stock and common stock. The Company has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $86.1 million and $42.2 million as of December 31, 2022 and 2021, respectively.

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

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

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

As of December 31, 2022, the Company had available cash, cash equivalents and investments of $67.6 million and working capital of $61.1 million to fund future operations. Management believes that its capital resources as of December 31, 2022 along with the proceeds from the follow-on public offering completed in February 2023 will be sufficient to fund the Company’s operations for at least 12 months after the date these audited financial statements are issued.

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

Property and Equipment, Net

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful life of the related assets (generally three to five years). Property and equipment as of December 31, 2022 consists of computer equipment.

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

R&D Expenses

R&D expenses are expensed in the periods in which they are incurred. External expenses consist primarily of payments to contract research organizations, outside consultants and other third parties in connection with the Company’s discovery, preclinical and clinical activities, process development, manufacturing activities, regulatory and other services. Certain R&D external expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers or the estimate of the level of service that has been performed at each reporting date. R&D expenses amounted to $34.6 million and $19.8 million, respectively, for the years ended December 31, 2022 and 2021.

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

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share as it would be anti-dilutive:

	Year Ended December 31,
	2022	2021
Options to purchase common stock	2,395,748	1,421,756
Restricted stock awards, issued but unvested	—	145,189
Total	2,395,748	1,566,945

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

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on short-term investments.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, to improve financial reporting by requiring timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance became effective for the Company on January 1, 2023. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

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

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of December 31, 2022 and 2021.

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2022
Assets:
Money market funds	$8,784	$8,784	$—	$—

Commercial paper	$19,429	$—	$19,429	$—
Corporate debt securities	19,737	—	19,737	—
Government and agency securities	18,639	14,759	3,880	—
Total assets measured at fair value	$66,589	$23,543	$43,046	$—

As of December 31, 2021
Assets:
Money market funds	$36,014	$36,014	$—	$—

Commercial paper	$13,987	$—	$13,987	$—
Corporate debt securities	14,017	—	14,017	—
Government and agency securities	12,375	9,559	2,816	—
Total short-term investments	40,379	9,559	30,820	—
Total assets measured at fair value	$76,393	$45,573	$30,820	$—

The carrying amounts of the Company’s cash equivalents and accounts payable approximate fair value due to their relatively short maturities.

Note 4. Short-Term Investments

The following table summarizes short-term investments (in thousands):

	As of December 31, 2022
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$18,453	$—	$(15)	$18,438
Corporate debt securities	20,090	—	(353)	19,737
Government and agency securities	18,963	1	(325)	18,639
Total short-term investments	$57,506	$1	$(693)	$56,814

	As of December 31, 2021
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$13,987	$—	$—	$13,987
Corporate debt securities	14,117	—	(100)	14,017
Government and agency securities	12,439	—	(64)	12,375
Total short-term investments	$40,543	$—	$(164)	$40,379

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

The following table summarizes the maturities of the Company's short-term investments at December 31, 2022:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$49,139	$48,834
Due after one year through two years	8,367	7,980
Total short-term investments	$57,506	$56,814

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, at December 31, 2022 and 2021:

	As of December 31, 2022
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Commercial paper	8	$7,934	$(15)	—	$—	$—	8	$7,934	$(15)
Corporate debt securities	7	7,626	(43)	9	12,111	(310)	16	19,737	(353)
Government and agency securities	3	4,511	(37)	6	10,653	(288)	9	15,164	(325)
	18	$20,071	$(95)	15	$22,764	$(598)	33	$42,835	$(693)

	As of December 31, 2021
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Commercial paper	—	$—	$—	—	$—	$—	—	$—	$—
Corporate debt securities	10	14,017	(100)	—	—	—	10	14,017	(100)
Government and agency securities	7	12,375	(64)	—	—	—	7	12,375	(64)
	17	$26,392	$(164)	—	$—	$—	17	$26,392	$(164)

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

Note 5. Accrued Other Expenses

Accrued other expenses consisted of the following (in thousands):

	As of December 31,
	2022	2021
Accrued consulting fees	$254	$97
Accrued legal and accounting fees	127	7
Accrued taxes	34	168
Accrued computer related expenses	15	27
Accrued recruiting fees	—	30
Accrued other	60	23
Total	$490	$352

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

Note 6. Stockholders’ Equity

Sales Agreement

In September 2022, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as sales agent (Cantor Fitzgerald), pursuant to which it may issue and sell its common stock from time to time through an “at the market offering” (ATM) program under the Sales Agreement. The Company has no obligation to sell any shares of common stock under the Sales Agreement and may at any time suspend sales under the Sales Agreement. Cantor Fitzgerald will be entitled to compensation in an amount of 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. A maximum of $20.0 million of shares of common stock may be sold under the Sales Agreement. The Company had not sold any shares of its common stock under the Sales Agreement as of December 31, 2022.

Amended and Restated Certificate of Incorporation

In March 2021, the Company amended and restated the Company’s certificate of incorporation to, among other things, increase the authorized shares of voting common stock, non-voting common stock and preferred stock to 300,000,000 shares, 10,000,000 shares and 10,000,000 shares, respectively.

Voting Common Stock and Non-Voting Common Stock

As of December 31, 2022, the Company had 13,585,950 shares of voting common stock outstanding and 3,629,400 shares of non-voting common stock outstanding. As of December 31, 2021, the Company had 13,440,761 shares of voting common stock outstanding, excluding 145,189 shares subject to repurchase, and 3,629,400 shares of non-voting common stock outstanding.

Note 7. Agreements with Arena Pharmaceuticals, Inc.

The Company entered into a license agreement (the License Agreement), a services agreement (the Services Agreement), and a royalty purchase agreement (the Royalty Purchase Agreement) in October 2020 with Arena, which was subsequently amended as described below. Arena was purchased by Pfizer in March 2022. The following section summarizes these related party agreements.

License Agreement

Pursuant to the License Agreement, the Company has obtained an exclusive, royalty bearing, sublicensable, worldwide license under certain know-how and patents of Arena to develop and commercialize LP352 for any use in humans, LP143 and certain 5-HT2A compounds for the treatment of any central nervous system (CNS) indication in humans (excluding the treatment, prevention or amelioration of pain or any gastrointestinal, non-CNS autoimmune or cardiovascular disorder), and LP659 for the treatment of selected CNS indications in humans (pharmaceutical products containing any such compounds, Licensed Products). In January 2022, the Company and Arena amended the Arena License Agreement to add additional 5-HT2A compounds, and in September 2022 the Company and Arena further amended the Arena License Agreement to expand the field of the license of LP659 and provide Arena a right of first negotiation to acquire certain development and commercial rights to LP659 products. As consideration for the rights granted to the Company under the License Agreement, the Company will be required to pay to Arena a mid-single digit royalty on net sales of Licensed Products of LP352, and a low-single digit royalty on net sales of all other Licensed Products, by the Company, its affiliates or its sublicensees, subject to standard reductions. The Company’s royalty obligations continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of the (i) tenth anniversary of the first commercial sale of such product in such country or (ii) expiration of the last-to-expire valid claim of the patents licensed by us under the License Agreement covering the manufacture, use or sale of such product in such country.

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

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

hired employees or contracted with third parties with the requisite expertise, and the Company is no longer substantially dependent on such services from Arena.

The following table summarizes the services expensed under the Services Agreement (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$93	$930
General and administrative	—	94
Total	$93	$1,024

There were $0 and $188,000 of related party amounts related to the Services Agreement in accounts payable as of December 31, 2022 and 2021, respectively.

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

The Company's board of directors adopted the 2021 Plan in February 2021 and the Company's stockholders approved the 2021 Plan in March 2021. The 2021 Plan became effective on March 11, 2021. The 2021 Plan is the successor and continuation of the 2020 Plan. No additional awards may be granted under the 2020 Plan and all outstanding awards under the 2020 Plan remain subject to the terms of the 2020 Plan. As of December 31, 2022, the 2021 Plan authorizes and provides for the issuance of up to 3,694,999 shares of common stock, which amount will be increased to the extent that awards granted under the 2021 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2021 Plan). The number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, through January 1, 2031, in an amount equal to (i) 5% of the total number of shares of common stock outstanding on December 31 of the fiscal year before the date of each automatic increase (determined on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock), or (ii) a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2020 and 2021 Plans (or collectively, Equity Plans) is ten years and, in general, the options issued under the Equity Plans vest over a one to four year period from the vesting commencement date. There are 1,299,251 shares available for grant under the 2021 Plan as of December 31, 2022.

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

Stock Award Grants under the Equity Plans

A summary of the Company’s Equity Plans stock option activity is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2020	873,264	$3.42	9.9	$174
Options granted	548,492	10.90
Options exercised	—	—
Options cancelled	—	—
Balance at December 31, 2021	1,421,756	$6.31	9.1	$1,272
Options granted	1,244,802	4.61
Options exercised	—	—
Options forfeited/cancelled	(270,810)	5.65
Balance at December 31, 2022	2,395,748	$5.50	8.3	$48

Vested and expected to vest at December 31, 2022	2,395,748	$5.50	8.3	$48
Options exercisable at December 31, 2022	1,055,847	$5.25	7.5	$48

Options exercisable at December 31, 2022 included 736,434 vested stock options and 319,413 stock options that are subject to an early exercise provision.

The following table presents the weighted-average assumptions used for the stock option grants for the years ended December 31, 2022 and 2021, along with the related grant date fair value:

	2022	2021
Stock price	$4.61	$10.90
Risk-free interest rate	2.15%	0.92%
Dividend yield	0.00%	0.00%
Expected volatility	75.28%	74.35%
Expected life (years)	6.0	6.0
Estimated grant date fair value per share of award granted	$3.07	$7.04

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

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

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

Restricted Stock Awards

In October 2020, 348,450 restricted stock awards were granted to an employee under the 2020 Plan, which vest over two years and had an estimated fair value of $3.12 per share at the time of grant. During 2022 and 2021, 145,189 and 203,261 restricted stock awards vested, respectively; the total fair value of the vested awards was $1.1 million. As of December 31, 2022, all restricted stock awards were vested. For the years ended December 31, 2022 and 2021, $0.4 million and $0.5 million of stock-based compensation related to the restricted stock awards was recorded in general and administrative expense, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Research and development	$1,016	$561
General and administrative	1,641	1,406
Total	$2,657	$1,967

As of December 31, 2022, unrecognized stock-based compensation expense was $5.0 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.6 years.

Employee Stock Purchase Plan

The Company's board of directors adopted the 2021 Employee Stock Purchase Plan (ESPP) in February 2021, the Company's stockholders approved the ESPP in March 2021 and it became effective on March 11, 2021. The ESPP initially authorizes the issuance of 353,339 shares of common stock under purchase rights granted to the Company's employees. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 through January 1, 2031, by the lesser of (i) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year before the date of the automatic increase (determining on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock); and (ii) such number of shares of common stock that would cause the

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

aggregate number of shares of common stock then reserved for issuance under the ESPP to equal 1,060,017 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be for a lesser amount of shares. The ESPP permits eligible employees, who elect to participate in an offering under the ESPP, to contribute up to 15% of their eligible earnings (as defined in the ESPP) towards the purchase of shares of common stock. Unless otherwise determined by the Company's board of directors, the price at which stock is purchased under the ESPP is equal will be 85% of the fair market value of the Company’s common stock on the commencement date of each offering period or the relevant purchase date, whichever is lower. There are certain service requirements for an employee to be eligible to participate in the ESPP, and no employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of common stock (as determined in accordance with the ESPP). Offering durations under the ESPP may not be longer than 27 months, and the Company may specify shorter purchase periods within each offering. The ESPP is considered a compensatory plan as defined by the authoritative guidance for stock-based compensation. As of December 31, 2022, the ESPP had not yet been implemented.

Note 9. Commitments and Contingencies

Leases

In June 2021, the Company entered into the lease agreement (original lease) for office space located at 4275 Executive Square, Suite 950, La Jolla, California 92037 where it occupies 8,681 square feet. The original lease became effective July 1, 2021, and continues through June 30, 2023. Rent payments were approximately $29,000 per month for the first year and increased by 4.5% in July 2022. A security deposit of $33,000 was paid in June 2021 and is included in other long-term assets on the balance sheet as of December 31, 2022. In August 2022, the Company and the landlord extended the lease agreement (lease extension) through December 31, 2024. Rent payments under the lease extension are approximately $33,000 starting in July 2023 and increase by 4.5% in July 2024.

Previously, the Company leased certain office space in San Diego, California under a month to month lease. Rent payments were approximately $1,000 per month.

Rent expense totaled approximately $394,000 and $198,000 for the years ended December 31, 2022 and 2021, respectively.

The below table provides supplemental cash flow information related to leases as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$370	$181

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	554	679

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	December 31,
	2022	2021
Operating leases
Right-of-use assets, net	$736	$521

Right-of-use lease liabilities, current	358	339
Right-of-use lease liabilities, noncurrent	382	185
Total operating lease liabilities	$740	$524

Weighted average remaining lease term (in years)
Operating leases	2.0	1.5

Weighted average discount rate
Operating leases	9.8%	9.0%

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

Future minimum lease commitments are as follows as of December 31, 2022 (in thousands):

Operating Leases
Year Ending December 31,
2023	384
2024	400
Total lease payments	784
Less imputed interest	(44)
Total	$740

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company will accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2022 and 2021, the Company is not a party to any litigation.

Note 10. Income Taxes

The following table summarizes the net loss attributable to stockholders before benefit for income taxes by region for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021
United States	$(43,945)	$(27,797)
Total	$(43,945)	$(27,797)

The benefit for income taxes are as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Benefit for income taxes at statutory federal rate	$(9,229)	$(5,855)
Permanent differences and other	524	97
Research and development credits	(1,688)	(679)
Change in valuation allowance	10,393	6,437
Provision for income taxes	$—	$—

The components of the Company's net deferred taxes were as follows:

	December 31,
(in thousands)	2022	2021
Federal and California net operating loss carryforwards	$8,512	$6,376
Federal and California research and development carryforwards	2,528	840
Stock-based compensation expense	404	343
Lease liability	155	110
Section 174 capitalized R&D expenses	6,318	—
Other, net	491	301
Total deferred tax assets	18,408	7,970
Right-of-use asset	(155)	(109)
Fixed asset basis difference	(2)	(3)
Total deferred tax liabilities	(157)	(112)
Net deferred tax assets	18,251	7,858
Less: valuation allowance	(18,251)	(7,858)
Net deferred tax assets	$—	$—

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

The deferred income tax assets have been fully offset by a valuation allowance, as realization is dependent on future earnings, if any, the timing and amount of which are uncertain. The net valuation allowance increased by $10.4 million. We will continue to assess the need for a valuation allowance on our deferred tax assets by evaluating both positive and negative evidence that may exist.

As of December 31, 2022, we had federal net operating loss carryforwards of $40.5 million that will not expire and California net operating loss carryforwards of $1.6 million that will begin to expire in 2040. As of December 31, 2022, we also had federal and California research and development tax credit carryforwards, net of reserves, of $1.9 million and $0.8 million respectively. Federal credit carryforwards will begin to expire after 2040 unless previously utilized. The California research and development credit carries forward indefinitely.

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

The following table reconciles the beginning and ending amounts of unrecognized tax benefits for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021
Gross unrecognized tax benefits at the beginning of the year	$345	$31
Additions from tax positions taken in the current year	359	174
Additions from tax positions taken in prior year	—	140
Reductions from tax positions taken in prior years	(1)	—
Tax settlements	—	—
Gross unrecognized tax benefits at the end of the year	$703	$345

We had unrecognized tax benefits of $0.7 million as of December 31, 2022. Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will have no impact on our effective tax rate. We do not anticipate that there will be a substantial change in unrecognized tax benefits within the next 12 months. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Because we have incurred net losses since our inception, we did not have any accrued interest or penalties included in our balance sheet as of December 31, 2022 and did not recognize any interest and/or penalties in our statements of operations and comprehensive loss for the year ended December 31, 2022.

We are subject to income taxation in the United States at the Federal and state levels. All tax years are subject to examination by US and California tax authorities due to the carryforward of unutilized net operating losses and tax credits. To our knowledge, we are not currently under examination by any taxing authorities.

Note 11. Employment Benefits

Effective in June 2021, the Company established a 401(k) salary deferral plan for its employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company provides a safe harbor contribution of up to 4% of the employee's compensation, not to exceed eligible limits, and subject to employee participation. For the years ended December 31, 2022 and 2021, the Company incurred approximately $265,000 and $119,000, respectively, in expenses related to the safe harbor contribution.

Note 12. Subsequent Events

In February 2023, we raised $23.0 million in a follow-on public offering. We issued and sold 5,750,000 shares of common stock which included 750,000 shares of our common stock issued pursuant to the over-allotment option granted to the underwriters to purchase additional shares of common stock, at a public offering price of $4.00 per share. We raised $21.2 million in net proceeds from the follow-on public offering after deducting underwriters' commissions of $1.4 million and issuance costs of $0.4 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022, the end of the period covered by this Annual Report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies” and because we qualify as a “non-accelerated filer” (i.e., we do not qualify as either an “accelerated filer” or a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Information Regarding the Board of Directors and Corporate Governance – Information Regarding Committees of the Board of Directors – Audit Committee,” “Information Regarding the Board of Directors and Corporate Governance – Information Regarding Committees of the Board of Directors – Nominating and Corporate Governance Committee,” “Election of Directors,” “Executive Officers,” “Code of Ethics,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC by May 2, 2023, or the Proxy Statement.

We maintain a Code of Business Conduct and Ethics that applies to all our employees, officers and directors. This includes our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Business Conduct and Ethics is posted on our website at www.longboardpharma.com on the “Governance” page of the section titled “Investors.” If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website or in a current report on Form 8-K. Information contained in, or that can be accessed through, our website is not incorporated by reference herein, and you should not consider information on our website to be part of this Annual Report.

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
(3)
Exhibits. The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report.

Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (File No. 001-40192), filed with the SEC on May 10, 2021).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q (File No. 001-40192), filed with the SEC on May 10, 2021).
4.1

Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-253329), filed with the SEC on March 8, 2021).

4.2	Description of Capital Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K (File No. 001-40192), filed with the SEC on March 3, 2022).
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

10.12

License Agreement by and between the Registrant and Arena Pharmaceuticals, Inc., dated October 27, 2020 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-253329), filed with the SEC on March 8, 2021.

10.13

First Amendment, dated January 28, 2022, to Arena License Agreement (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K (File No. 001-40192), filed with the SEC on March 3, 2022).

10.14

Second Amendment, dated September 13, 2022, to Arena License Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-40192), filed with the SEC on November 3, 2022).

10.15

Royalty Purchase Agreement by and among the registrant, Arena Pharmaceuticals, Inc. and 356 Royalty Inc., dated October 27, 2020 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-253329), filed with the SEC on March 8, 2021).

10.16

Controlled Equity OfferingSM Sales Agreement, dated as of September 30, 2022, by and between the Registrant and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to the Registrant's Registration Statement on Form S-3 (File No. 267674), filed with the SEC on September 30, 2022)

10.17+

Employment Agreement by and between the Registrant and Randall E. Kaye, M.D., dated March 17, 2022 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 001-40192), filed with the SEC on May 5, 2022).

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
#

The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Longboard Pharmaceuticals, Inc.

Date: March 2, 2023	By:	/s/ Kevin R. Lind
Kevin R. Lind
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 2, 2023	By:	/s/ Brandi L. Roberts
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

Name	Title	Date

/s/ Kevin R. Lind	President and Chief Executive Officer	March 2, 2023
Kevin R. Lind	(Principal Executive Officer)

/s/ Brandi L. Roberts	Chief Financial Officer	March 2, 2023
Brandi L. Roberts	(Principal Financial and Accounting Officer)

/s/ Vincent E. Aurentz	Director	March 2, 2023
Vincent E. Aurentz

/s/ Corinne Le Goff	Director	March 2, 2023
Corinne Le Goff, Pharm.D.

/s/ Casey C. Lynch	Director	March 2, 2023
Casey C. Lynch

/s/ Phillip M. Schneider	Director	March 2, 2023
Phillip M. Schneider

/s/ Paul J. Sekhri	Director	March 2, 2023
Paul J. Sekhri

/s/ Jane Tiller	Director	March 2, 2023
Jane Tiller, MBChB, FRCPsych