Form 10-Q
period 2023-03-31
Longboard Pharmaceuticals, Inc.
filed 2023-05-09
CIK 1832168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Registrant’s telephone number, including area code: (858) 789-9283

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

As of May 4, 2023, the registrant had 22,969,364 shares of common stock, $0.0001 par value per share, outstanding, comprised of 20,548,609 shares of voting common stock, $0.0001 par value per share, and 2,420,755 shares of non-voting common stock, $0.0001 par value per share.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this Quarterly Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve substantial risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, which speak only as of the date they are made and are not guarantees of future performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “consider,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative or plural of these words or other comparable terminology. These forward-looking statements generally relate to future events or our future financial or operating results and may include, but are not limited to, statements about:

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
•
the effects on our operations of general political and economic conditions, including the COVID-19 pandemic, the invasion of Ukraine by Russia, economic slowdowns, recessions or market corrections, inflation, rising interest rates, tightening of credit markets resulting from the pandemic, bank failures or others; and
•
other risks and uncertainties, including those described under Part II, Item 1A, “Risk Factors” of this Quarterly Report.

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
•
We will need substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. The effects of macroeconomic conditions and geopolitical events, including economic slowdowns, recessions, inflation, rising interest rates, bank failures and tightening of credit markets caused by COVID-19 or another pandemic, the conflict in Ukraine or otherwise, may limit our access to capital. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.
•
We are early in our development efforts and have only one product candidate, LP352, in clinical testing. All of our other product candidates are in the preclinical or research stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Longboard Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

	March 31,	December 31,
(in thousands, except share and per share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$25,121	$10,775
Short-term investments	51,005	56,814
Prepaid expenses and other current assets	2,834	2,249
Total current assets	78,960	69,838
Right-of-use assets	681	736
Property and equipment	8	9
Other long-term assets	35	33
Total assets	$79,684	$70,616
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$283	$1,310
Accrued research and development expenses	4,813	4,168
Accrued compensation and related expenses	704	2,438
Accrued other expenses	1,068	490
Right-of-use liabilities, current portion	371	358
Total current liabilities	7,239	8,764
Right-of-use liabilities, net of current portion	312	382
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value; authorized shares - 10,000,000 at March 31, 2023 and December 31, 2022; issued and outstanding shares - none at March 31, 2023 and December 31, 2022	—	—
Voting common stock, $0.0001 par value; authorized shares - 300,000,000 at March 31, 2023 and December 31, 2022; issued and outstanding shares - 20,544,595 and 13,585,950 at March 31, 2023 and December 31, 2022, respectively	2	1
Non-voting common stock, $0.0001 par value; authorized shares - 10,000,000 at March 31, 2023 and December 31, 2022; issued and outstanding shares - 2,420,755 and 3,629,400 at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	170,150	148,303
Accumulated other comprehensive loss	(421)	(692)
Accumulated deficit	(97,598)	(86,142)
Total stockholders' equity	72,133	61,470
Total liabilities and stockholders' equity	$79,684	$70,616

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2023	2022
Operating expenses:
Research and development	$8,530	$7,121
General and administrative	3,432	2,499
Total operating expenses	11,962	9,620
Loss from operations	(11,962)	(9,620)
Interest income, net	516	32
Other expense	(10)	(9)
Net loss	$(11,456)	$(9,597)

Net loss per share, basic and diluted	$(0.56)	$(0.56)

Weighted-average shares outstanding, basic and diluted	20,409,794	17,086,615

Comprehensive loss:
Net loss	$(11,456)	$(9,597)
Unrealized gain (loss) on short-term investments	271	(432)
Comprehensive loss	$(11,185)	$(10,029)

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(11,456)	$(9,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	697	571
Depreciation	1	1
(Accretion) amortization of premiums on investments, net	(1)	145
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(798)	(2,377)
Accounts payable	(1,027)	329
Accrued research and development expenses	645	753
Accrued compensation and related expenses	(1,734)	(1,036)
Accrued other expenses	578	1,184
Operating right-of-use assets and lease liabilities, net	(2)	2
Net cash used in operating activities	(13,097)	(10,025)
Cash flows from investing activities:
Purchases of short-term investments	(20,567)	(21,284)
Maturities of short-term investments	26,650	—
Net cash provided by (used in) investing activities	6,083	(21,284)
Cash flows from financing activities:
Proceeds from follow-on public offering	23,000	—
Follow-on public offering costs	(1,640)	—
Net cash provided by financing activities	21,360	—
Net increase (decrease) in cash and cash equivalents	14,346	(31,309)
Cash and cash equivalents at the beginning of the period	10,775	66,346
Cash and cash equivalents at the end of the period	$25,121	$35,037

Supplemental disclosure of cash flow information:
Follow-on public offering costs in accrued other expenses	$172	$—

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Notes to Unaudited Financial Statements

Note 1. Organization and Basis of Presentation

Description of Business

Longboard Pharmaceuticals, Inc. (the Company), formerly Arena Neuroscience, Inc., was incorporated in the state of Delaware on January 3, 2020, and is based in La Jolla, California. The Company was organized and initially wholly-owned by Arena Pharmaceuticals, Inc. (Arena), until the closing of its Series A convertible preferred stock (Series A Preferred Stock) financing in October 2020. The Company is a clinical-stage biopharmaceutical company focused on developing novel, transformative medicines for neurological diseases. The Company’s most advanced product candidate, LP352, is a serotonin receptor that is being developed for the treatment of seizures associated with developmental and epileptic encephalopathies and is currently in a Phase 1b/2a clinical trial (the PACIFIC Study). The Company is also developing LP659, an S1P receptor modulator, which could have applicability in multiple neurological conditions.

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all information and notes required by GAAP for complete financial statements. The operating results presented in these unaudited condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. The Company’s unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 2, 2023.

Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all of its resources to research and development (R&D) activities, organizing and staffing, business planning, raising capital, in-licensing intellectual property rights and establishing its intellectual property portfolio, and providing general and administrative (G&A) support for these operations and has funded its operations primarily with the net proceeds from the issuance of Series A Preferred Stock and common stock. The Company has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $97.6 million and $86.1 million as of March 31, 2023 and December 31, 2022, respectively.

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

Geopolitical and macroeconomic events, such as the COVID-19 pandemic, bank failures, and the conflict in Ukraine, continue to evolve and have resulted in a significant disruption of global financial markets. The Company’s ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from such events. If the disruption persists or deepens, the Company could experience an inability to access additional capital.

As of March 31, 2023, the Company had available cash, cash equivalents and short-term investments of $76.1 million and working capital of $71.7 million to fund future operations. Management believes that its capital resources as of March 31, 2023 will be sufficient to fund the Company’s operations for at least 12 months after the date these unaudited condensed financial statements are issued.

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

R&D Expenses

R&D expenses are expensed in the periods in which they are incurred. External expenses consist primarily of payments to contract research organizations, outside consultants and other third parties in connection with the Company’s discovery, preclinical and clinical activities, process development, manufacturing activities, regulatory and other services. Certain R&D external expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers or the estimate of the level of service that has been performed at each reporting date. R&D expenses amounted to $8.5 million and $7.1 million for the three months ended March 31, 2023 and 2022, respectively.

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

Leases

The Company determines if an arrangement is a lease or contains lease components at inception. Lease terms are determined at the commencement date by considering whether renewal options and termination options, if any, are reasonably assured of exercise. For long-term operating leases, the Company recognizes a lease liability and a right-of-use (ROU) asset on its balance sheets and recognizes lease expense on a straight-line basis over the lease term. The lease liability is determined as the present value of future lease payments using the discount rate implicit in the lease or, if the implicit rate is not readily determinable, an estimate of the

Company’s incremental borrowing rate. The ROU asset is based on the lease liability, adjusted for any prepaid or deferred rent. The Company does not have any financing leases.

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

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share as it would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	3,877,556	2,350,934
Restricted stock awards, issued but unvested	—	101,635
Total	3,877,556	2,452,569

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (ASU 2016-13), to improve financial reporting by requiring timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance became effective for the Company on January 1, 2023. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

In February 2022, Russia commenced a military invasion of Ukraine causing ongoing geopolitical turmoil, including continuing military action in the region and sanctions imposed on Russia.

These and other events have caused and will likely continue to cause significant disruption, instability and volatility in the global economy and financial markets, resulting in inflation, rising interest rates, tightening of credit markets and bank failures, the actual or anticipated occurrence of which may have an adverse impact on the Company’s business or ability to access capital markets in the future.

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

The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2023
Assets:
Money market funds	$20,133	$20,133	$—	$—

Commercial paper	$23,620	$—	$23,620	$—
Corporate debt securities	13,768	—	13,768	—
Government and agency securities	15,607	12,969	2,638	—
Total assets measured at fair value	$73,128	$33,102	$40,026	$—

As of December 31, 2022
Assets:
Money market funds	$8,784	$8,784	$—	$—

Commercial paper	$19,429	$—	$19,429	$—
Corporate debt securities	19,737	—	19,737	—
Government and agency securities	18,639	14,759	3,880	—
Total assets measured at fair value	$66,589	$23,543	$43,046	$—

Note 4. Short-Term Investments

The following table summarizes short-term investments:

	As of March 31, 2023
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$21,645	$1	$(16)	$21,630
Corporate debt securities	13,994	—	(226)	13,768
Government and agency securities	15,786	5	(184)	15,607
Total short-term investments	$51,425	$6	$(426)	$51,005

	As of December 31, 2022
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$18,453	$—	$(15)	$18,438
Corporate debt securities	20,090	—	(353)	19,737
Government and agency securities	18,963	1	(325)	18,639
Total short-term investments	$57,506	$1	$(693)	$56,814

The following table summarizes the maturities of the Company's short-term investments at March 31, 2023:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$47,463	$47,184
Due after one year through two years	3,962	3,821
Total short-term investments	$51,425	$51,005

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Commercial paper	6	$17,667	$(16)	—	$—	$—	6	$17,667	$(16)
Corporate debt securities	4	3,378	(12)	7	9,629	(214)	11	13,007	(226)
Government and agency securities	1	1,240	(14)	5	8,450	(170)	6	9,690	(184)
	11	$22,285	$(42)	12	$18,079	$(384)	23	$40,364	$(426)

	As of December 31, 2022
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Commercial paper	8	$7,934	$(15)	—	$—	$—	8	$7,934	$(15)
Corporate debt securities	7	7,626	(43)	9	12,111	(310)	16	19,737	(353)
Government and agency securities	3	4,511	(37)	6	10,653	(288)	9	15,164	(325)
	18	$20,071	$(95)	15	$22,764	$(598)	33	$42,835	$(693)

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

Note 5. Accrued Other Expenses

Accrued other expenses consisted of the following:

	As of
(in thousands)	March 31, 2023	December 31, 2022
Accrued legal and accounting fees	$461	$127
Accrued consulting fees	412	254
Accrued travel expenses	61	43
Accrued taxes	50	34
Accrued computer related expenses	26	15
Accrued other	58	17
Total	$1,068	$490

Note 6. Stockholders’ Equity

Follow-On Public Offering

In February 2023, the Company raised $23.0 million in a follow-on public offering. The Company issued and sold 5,750,000 shares of common stock which included 750,000 shares of common stock issued pursuant to the over-allotment option granted to the underwriters to purchase additional shares of common stock, at a public offering price of $4.00 per share. The Company raised $21.2 million in net proceeds from the follow-on public offering after deducting underwriters' commissions of $1.4 million and issuance costs of $0.4 million.

Sales Agreement

In September 2022, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as sales agent (Cantor Fitzgerald), pursuant to which it may issue and sell its common stock from time to time through an “at the market offering” (ATM) program under the Sales Agreement. The Company has no obligation to sell any shares of common stock under the Sales Agreement and may at any time suspend sales under the Sales Agreement. Cantor Fitzgerald will be entitled to compensation in an amount of 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. A maximum of $20.0 million of shares of common stock may be sold under the Sales Agreement. The Company had not sold any shares of its common stock under the Sales Agreement as of March 31, 2023.

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

Voting Common Stock and Non-Voting Common Stock

As of March 31, 2023, the Company had 20,544,595 shares of voting common stock outstanding and 2,420,755 shares of non-voting common stock outstanding. As of December 31, 2022, the Company had 13,585,950 shares of voting common stock outstanding and 3,629,400 shares of non-voting common stock outstanding.

Reconciliation of Changes in Stockholders’ Equity

The following tables document the changes in stockholders' equity for the three months ended March 31, 2023 and 2022 (unaudited):

	Voting Common Stock		Non-Voting Common Stock
(in thousands, except shares)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2022	13,585,950	$1	3,629,400	$—	$148,303	$(692)	$(86,142)	$61,470
Issuance of common stock in follow-on public offering	5,750,000	1	—	—	21,187	—	—	21,188
Conversion of non-voting common stock to voting common stock	1,208,645	—	(1,208,645)	—	—	—	—	—
Financing related fees	—	—	—	—	(37)	—	—	(37)
Stock-based compensation	—	—	—	—	697	—	—	697
Unrealized gain on short-term investments, net	—	—	—	—	—	271	—	271
Net loss	—	—	—	—	—	—	(11,456)	(11,456)
Balance at March 31, 2023	20,544,595	$2	2,420,755	$—	$170,150	$(421)	$(97,598)	$72,133

	Voting Common Stock		Non-Voting Common Stock
(in thousands, except shares)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2021	13,440,761	$1	3,629,400	$—	$145,683	$(164)	$(42,197)	$103,323
Vesting of restricted stock	43,554	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	571	—	—	571
Unrealized loss on short-term investments, net	—	—	—	—	—	(432)	—	(432)
Net loss	—	—	—	—	—	—	(9,597)	(9,597)
Balance at March 31, 2022	13,484,315	$1	3,629,400	$—	$146,254	$(596)	$(51,794)	$93,865

Note 7. License Agreement with Arena Pharmaceuticals, Inc.

The Company entered into a license agreement (the Arena License Agreement), a services agreement, and a royalty purchase agreement (the Royalty Purchase Agreement) in October 2020 with Arena, which was subsequently amended as described below. Arena was purchased by Pfizer in March 2022. The following section summarizes the Arena License Agreement.

Arena License Agreement

Pursuant to the Arena License Agreement, the Company has obtained an exclusive, royalty bearing, sublicensable, worldwide license under certain know-how and patents of Arena to develop and commercialize LP352 for any use in humans, LP143 and certain 5-HT2A compounds for the treatment of any central nervous system (CNS) indication in humans (excluding the treatment, prevention or amelioration of pain or any gastrointestinal, non-CNS autoimmune or cardiovascular disorder), and LP659 for the treatment of selected CNS indications in humans (pharmaceutical products containing any such compounds, Licensed Products). In January 2022, the Company and Arena amended the Arena License Agreement to add additional 5-HT2A compounds, and in September 2022 the Company and Arena further amended the Arena License Agreement to expand the field of the license of LP659 and provide Arena a right of first negotiation to acquire certain development and commercial rights to LP659 products. As consideration for the rights granted to the Company under the Arena License Agreement, the Company will be required to pay to Arena a mid-single digit royalty on net sales of Licensed Products of LP352, and a low-single digit royalty on net sales of all other Licensed Products, by the Company, its affiliates or its sublicensees, subject to standard reductions. The Company’s royalty obligations continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of the (i) tenth anniversary of the first commercial sale of such product in such country or (ii) expiration of the last-to-expire valid claim of the patents licensed by the Company under the Arena License Agreement covering the manufacture, use or sale of such product in such country.

Note 8. Stock-Based Compensation

Equity Incentive Plan

In October 2020, the Company’s board of directors and stockholders approved the 2020 Equity Incentive Plan (2020 Plan), which provided for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, and stock appreciation rights to its employees, members of its board of directors, and consultants. The Company’s board of directors determined the exercise price, vesting and expiration period of the grants under the 2020 Plan.

The Company's board of directors adopted the 2021 Equity Incentive Plan (2021 Plan) in February 2021 and the Company's stockholders approved the 2021 Plan in March 2021. The 2021 Plan became effective on March 11, 2021. The 2021 Plan is the successor and continuation of the 2020 Plan. No additional awards may be granted under the 2020 Plan and all outstanding awards under the 2020 Plan remain subject to the terms of the 2020 Plan. As of March 31, 2023, the 2021 Plan authorizes and provides for the issuance of up to 4,555,766 shares of common stock, which amount will be increased to the extent that awards granted under the 2021 Plan are forfeited, expire or are settled for cash (except as otherwise provided in the 2021 Plan). The number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, through January 1, 2031, in an amount equal to (i) 5% of the total number of shares of common stock outstanding on December 31 of the fiscal year before the date of each automatic increase (determined on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock), or (ii) a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2020 and 2021 Plans (or collectively, the Equity Plans) is ten years and, in general, the options issued under the Equity Plans vest over a one to four year period from the vesting commencement date. There are 678,210 shares available for grant under the 2021 Plan as of March 31, 2023.

Stock Award Grants under the Equity Plans

A summary of the Company’s stock option activity is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	2,395,748	$5.50	8.3	$48
Options granted	1,518,685	4.37
Options exercised	—	—
Options forfeited/cancelled	(36,877)	5.69
Balance at March 31, 2023	3,877,556	$5.06	8.7	$495

Vested and expected to vest at March 31, 2023	3,877,556	$5.06	8.7	$495
Options exercisable at March 31, 2023	1,260,027	$5.31	7.4	$427

Options exercisable at March 31, 2023 included 984,170 vested stock options and 275,857 stock options that are subject to an early exercise provision.

The following table presents the weighted-average assumptions used for the stock option grants for the three months ended March 31, 2023 and 2022, along with the related grant date fair value:

	Three Months Ended March 31,
	2023	2022
Stock price	$4.37	$4.62
Risk-free interest rate	3.83%	1.94%
Dividend yield	0.00%	0.00%
Expected volatility	77.55%	75.21%
Expected life (years)	6.0	6.0
Estimated grant date fair value per share of award granted	$3.05	$3.07

Determination of Fair Value of Common Stock. The Company utilizes the closing stock price of the common stock on the Nasdaq Global Market as both the exercise price and an input to the Black Scholes option pricing model to determine stock-based compensation expense.

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

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Research and development	$339	$128
General and administrative	358	443
Total	$697	$571

As of March 31, 2023, unrecognized stock-based compensation expense was $8.8 million, which is expected to be recognized over a remaining weighted-average period of approximately 3.0 years.

Employee Stock Purchase Plan

The Company's board of directors adopted the 2021 Employee Stock Purchase Plan (ESPP) in February 2021, the Company's stockholders approved the ESPP in March 2021 and it became effective on March 11, 2021. As of March 31, 2023, the ESPP authorizes the issuance of 697,645 shares of common stock under purchase rights granted to our employees. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, through January 1, 2031, by the lesser of (i) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year before the date of the automatic increase (determining on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock); and (ii) such number of shares of common stock that would cause the aggregate number of shares of common stock then reserved for issuance under the ESPP to equal 1,060,017 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be for a lesser amount of shares. The ESPP permits eligible employees, who elect to participate in an offering under the ESPP, to contribute up to 15% of their eligible earnings (as defined in the ESPP) towards the purchase of shares of common stock. Unless otherwise determined by the Company's board of directors, the price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company’s common stock on the commencement date of each offering period or the relevant purchase date, whichever is lower. There are certain service requirements for an employee to be eligible to participate in the ESPP, and no employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of common stock (as determined in accordance with the ESPP). Offering durations under the ESPP may not be longer than 27 months, and the Company may specify shorter purchase periods within each offering. The ESPP is considered a compensatory plan as defined by the authoritative guidance for stock-based compensation. As of March 31, 2023, the ESPP had not yet been implemented.

Note 9. Commitments and Contingencies

Leases

In June 2021, the Company entered into a lease agreement for office space located at 4275 Executive Square, Suite 950, La Jolla, California 92037 where it currently occupies 8,681 square feet. In August 2022, the Company and the landlord extended the lease agreement through December 31, 2024 and in February 2023, amended the lease agreement again to add 608 square feet starting September 1, 2023. Monthly rent payments under the lease agreement are approximately $30,000 and will increase to approximately $33,000 in July 2023, $35,000 in September 2023 and $36,000 in July 2024. A security deposit of approximately $35,000 is included in other long-term assets on the unaudited condensed balance sheet as of March 31, 2023.

For the three months ended March 31, 2023 and 2022, the Company recorded approximately $105,000 and $95,000, respectively, in rent expense.

The below table provides supplemental cash flow information related to leases as follows (in thousands):

Three Months Ended
March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$94
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$35

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

March 31, 2023
Operating leases
Right-of-use assets	$681

Right-of-use lease liabilities, current	371
Right-of-use lease liabilities, noncurrent	312
Total operating lease liabilities	$683

Weighted-average remaining lease term
Operating leases	1.7 years

Weighted-average discount rate
Operating leases	9.9%

Future minimum lease commitments are as follows as of March 31, 2023 (in thousands):

Operating Leases
Year Ending December 31,
2023	299
2024	427
Total lease payments	726
Less imputed interest	(43)
Total	$683

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company will accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2023 and December 31, 2022, the Company is not a party to any litigation.

Note 10. Employment Benefits

Effective in June 2021, the Company established a 401(k) salary deferral plan for its employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company provides a safe harbor contribution of up to 4% of the employee's compensation, not to exceed eligible limits, and subject to employee participation. For the three months ended March 31, 2023 and 2022, the Company incurred approximately $107,000 and $57,000, respectively, in expenses related to the safe harbor contribution.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (SEC) on March 2, 2023 (our 2022 Annual Report).

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

Overview and Recent Developments

We are a clinical-stage biopharmaceutical company focused on developing novel, transformative medicines for neurological diseases. We were formed in January 2020 by Arena Pharmaceuticals, Inc. (Arena) to advance a portfolio of centrally acting product candidates designed to be highly selective for specific G protein-coupled receptors (GPCRs). Our small molecule product candidates were discovered out of the same platform at Arena that represents a culmination of more than 20 years of world-class GPCR research. Arena was purchased by Pfizer, Inc. (Pfizer) on March 11, 2022, and is now a wholly-owned subsidiary of Pfizer.

We are currently focused on developing the following product candidates in our pipeline, both of which are licensed from Arena:

•
LP352, an oral, centrally acting, 5-hydroxytryptamine 2C receptor subtype (5-HT2C) superagonist, currently in a Phase 1b/2a clinical trial (the PACIFIC Study) expected to evaluate 50 participants ages 12 to 65 years old with developmental and epileptic encephalopathies (DEEs), which may include Dravet syndrome, Lennox-Gastaut syndrome (LGS), tuberous sclerosis complex (TSC), CDKL5 deficiency disorder (CDD), and SCN2A-related disorders, among others, with study enrollment expected to be completed in the first half of 2023 and topline data expected in the second half of 2023; and
•
LP659, a centrally acting, sphingosine-1-phosphate (S1P) receptor subtypes 1 and 5 (S1P1,5) receptor modulator, for which we have submitted an investigational new drug application (IND) to the FDA after incorporating input from a pre-IND meeting with the FDA, and for which we anticipate initiating a Phase 1 clinical study in healthy volunteers in the first half of 2023 and anticipate topline single ascending dose (SAD) data in the second half of 2023.

Since our inception, we have devoted substantially all of our resources to research and development activities, organizing and staffing our company, business planning, raising capital, in-licensing intellectual property rights and establishing our intellectual property portfolio, and providing general and administrative support for these operations. We have principally financed our operations to date through the private placement of convertible preferred stock and the completion of our initial public offering (the IPO) of our common stock in March 2021. To date, we have raised gross proceeds of approximately $56.0 million from the issuance of our convertible preferred stock, $84.8 million from our IPO and $23.0 million from our follow-on public offering. As of March 31, 2023, we had cash, cash equivalents and short-term investments of $76.1 million.

We have incurred net losses since our inception. Our net losses were $11.5 million and $9.6 million, respectively, for the three months ended March 31, 2023 and 2022. As of March 31, 2023, we had an accumulated deficit of $97.6 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect that our expenses and operating losses will increase substantially as product candidates advance through preclinical studies and clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, if we obtain marketing approval for any of our product candidates, and incur additional costs associated with operating as a public company. We expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We base our estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

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

In addition, the ongoing geopolitical turmoil caused by the conflict in Ukraine has contributed to further disruption, instability and volatility of the financial markets, which may have an adverse impact on our business or ability to access the capital markets in the future. For a discussion of risks related to the impact of the ongoing conflict in Ukraine on our business, see Part II, Item 1A, “Risk Factors—Risks Related to Our Limited Operating History, Financial Position and Need For Additional Capital—We will need substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. The effects of macroeconomic conditions and geopolitical events, including economic slowdowns, recessions, inflation, bank failures, rising interest rates and tightening of credit markets caused by COVID-19 or another pandemic, the conflict in Ukraine or otherwise, may limit our access to capital. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.”

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
per participant clinical trial costs;
•
the number of clinical trials required for approval;
•
the number of sites included in our ongoing and planned clinical trials;
•
the number of participants that participate in our ongoing and planned clinical trials;
•
the countries in which our clinical trials are conducted;
•
uncertainties in clinical trial design and participant enrollment or drop out or discontinuation rates, particularly in light of the ongoing COVID-19 pandemic and the conflict in Ukraine;
•
potential additional safety monitoring requested by regulatory agencies;

•
the duration of participant participation in our ongoing and planned clinical trials and follow-up;
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
•
the impact of any business interruptions to our operations or to those of the third parties with whom we work, particularly in light of the ongoing COVID-19 pandemic, recent U.S. bank failures, the conflict in Ukraine and general disruption of global supply chains and financial markets; and
•
maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates.

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

Financial Operations Overview

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating expenses:
Research and development	$8,530	$7,121
General and administrative	3,432	2,499
Total operating expenses	11,962	9,620
Loss from operations	(11,962)	(9,620)
Interest income, net	516	32
Other expense	(10)	(9)
Net loss	$(11,456)	$(9,597)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Direct costs:
LP352	$4,037	$3,542
Preclinical programs	1,445	1,547
Indirect costs:
Personnel-related	2,690	1,763
All other	358	269
Total research and development expenses	$8,530	$7,121

Research and development expenses were $8.5 million for the three months ended March 31, 2023, an increase of $1.4 million, or 20%, compared to $7.1 million for the three months ended March 31, 2022. The net increase of $1.4 million is primarily related to increases of $0.9 million in personnel-related expenses and $0.5 million in clinical trial and preclinical expenses related to LP352.

General and Administrative Expenses

General and administrative expenses were $3.4 million for the three months ended March 31, 2023, an increase of $0.9 million, or 37%, compared to $2.5 million for the three months ended March 31, 2022. The net increase of $0.9 million is primarily related to increases of $0.6 million in consulting and professional fees, $0.2 million in personnel-related costs and $0.1 million of miscellaneous expenses.

Liquidity and Capital Resources

As of March 31, 2023, we had cash, cash equivalents and short-term investments of $76.1 million and working capital of $71.7 million to fund future operations. As of December 31, 2022, we had cash, cash equivalents and short-term investments of $67.6 million and working capital of $61.1 million to fund future operations.

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

Sales Agreement

In September 2022, we entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as sales agent (Cantor Fitzgerald), pursuant to which we may issue and sell our common stock from time to time through an “at the market offering” (ATM) program under the Sales Agreement. We have no obligation to sell any shares of common stock under the Sales Agreement and may at any time suspend sales under the Sales Agreement. Cantor Fitzgerald will be entitled to compensation in an amount of 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. A maximum of $20.0 million of shares of common stock may be sold under the Sales Agreement. We did not sell any shares of our common stock under the Sales Agreement as of March 31, 2023.

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

Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, the conflict in Ukraine or otherwise. Recent bank failures have also caused increased concerns about liquidity in the broader financial services industry, and our business, our business partners, or our industry as a whole may be adversely impacted in ways that we cannot predict at this time. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our research and development programs, future commercialization efforts or other operations, or grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves, which would have a negative impact on our financial condition.

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(13,097)	$(10,025)
Net cash provided by (used in) investing activities	6,083	(21,284)
Net cash provided by financing activities	21,360	—
Net increase (decrease) in cash and cash equivalents	$14,346	$(31,309)

Operating Activities

Net cash used in operating activities was $13.1 million and $10.0 million for the three months ended March 31, 2023 and 2022, respectively. Net cash used in operating activities for the three months ended March 31, 2023 was primarily due to our net loss of $11.5 million, adjusted for $0.7 million of stock-based compensation expense and $2.3 million from changes in operating assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2022 was primarily due to our net loss of $9.6 million, adjusted for $0.6 million of stock-based compensation expense and $1.1 million from changes in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $6.1 million for the three months ended March 31, 2023 and net cash used by investing activities was $21.3 million for the three months ended March 31, 2022. Net cash provided by investing activities for the three months ended March 31, 2023 was related to $20.6 million of short-term investment purchases, which was offset by $26.7 million in short-term investment maturities. Net cash used in investing activities for the three months ended March 31, 2022 was due to $21.3 million of short-term investment purchases.

Financing Activities

Net cash provided by financing activities was $21.4 million and none for the three months ended March 31, 2023 and 2022, respectively. Net cash provided by financing activities during the three months ended March 31, 2023 was comprised of net proceeds of $21.4 million from our follow-on public offering, which excludes $0.2 million of expenses not yet paid.

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

While our significant accounting policies are described in more detail in the notes to our financial statements appearing in our 2021 Annual Report, we believe that the following accounting policies are critical to understanding our historical and future performance, as the policies relate to the more significant areas involving management’s judgments and estimates used in the preparation of our financial statements. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2023, as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report.

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

As of March 31, 2023, a hypothetical 10.0 percent increase in our liability for accrued research and development expenses would have resulted in an increase to our net loss of approximately $0.5 million.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023, the end of the period covered by this Quarterly Report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in shares of our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our unaudited condensed financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares in our common stock. The occurrence of any of the risks described below could harm our business, financial condition, results of operations, growth prospects and/or stock price or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that are new risk factors or ones containing substantive changes from the similarly titled risk factors included in our 2022 Annual Report.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception in January 2020. For the three months ended March 31, 2023 and 2022, we reported net losses of $11.5 million and $9.6 million, respectively. As of March 31, 2023, we had an accumulated deficit of $97.6 million.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we:

•
continue to invest in our research and development activities, including conducting preclinical studies;
•
submit INDs and conduct clinical trials for our current and future product candidates;
•
operate as a public company and hire additional personnel and build our internal resources in related areas, including those related to audit, patent, other legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission (SEC) requirements, and incur costs related to director and officer insurance premiums and investor and public relations;
•
obtain, expand, maintain, enforce and protect our intellectual property portfolio;
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

We will need substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. The effects of macroeconomic conditions and geopolitical events, including economic slowdowns, recessions, inflation, rising interest rates, bank failures and tightening of credit markets caused by COVID-19 or another pandemic, the conflict in Ukraine or otherwise, may limit our access to capital. Failure to obtain or have access to this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.*

We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we continue to develop our product candidates in preclinical studies and clinical trials and expand our organization by hiring additional personnel. Our expenses will increase substantially if our product candidates successfully complete early clinical and other studies, and also could increase beyond expectations if the U.S. Food and Drug Administration (FDA) or other regulatory authorities require us to perform clinical and other studies in addition to those that we currently anticipate. In addition, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Furthermore, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to manufacturing, marketing, sales and distribution.

As of March 31, 2023, our cash, cash equivalents and short-term investments were $76.1 million. We believe, based on our current operating plan, that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

Additional funding may not be available on acceptable terms, or at all. As a result of adverse geopolitical and macroeconomic developments, such as the COVID-19 pandemic and actions taken to slow its spread, the ongoing conflict between Ukraine and Russia and related sanctions, and global supply chain challenges, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, high inflation rates and the responses by central banking authorities to control such inflation, declines in consumer confidence, declines in economic growth, bank failures, increases in unemployment rates, and uncertainty regarding economic stability. If the equity and credit markets deteriorate or are otherwise not favorable, it may make any necessary debt or equity financing more difficult, more costly or more dilutive. If we do not raise additional capital in sufficient amounts, we may be prevented from pursuing development and commercialization efforts, which would adversely affect our business, results of operations, financial condition and prospects.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Subsequently, the U.S. Treasury, Federal Reserve and FDIC announced that SVB depositors would have access to all of their money. We have a banking relationship with SVB and hold cash in SVB depository accounts to cover short-term operational payments. While we have not experienced any losses in such accounts, the recent failure of SVB caused us to utilize our accounts at other financial institutions in order to mitigate potential operational risks stemming from the temporary inability to access funds in our SVB operating accounts. Bank failures such as SVB’s could significantly impair our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations, and could negatively impact the financial institutions with which we have direct arrangements, or the financial services industry or economy in general.

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

Unfavorable geopolitical and macroeconomic developments could adversely affect our business, financial condition or results of operations.*

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

Our business could be adversely affected by conditions in the U.S. and global economies, the United States and global financial markets and adverse geopolitical and macroeconomic developments, including rising inflation rates, the ongoing COVID-19 pandemic, the conflict between Ukraine and Russia and related sanctions, bank failures, and economic uncertainties related to these conditions.

For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In response to rising inflation, the U.S. Federal Reserve has raised, and may again raise, interest rates, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. The failures of Silvergate Bank, Silicon Valley Bank and Signature Bank in March 2023 and First Republic Bank in May 2023, and fears of other bank failures, may exacerbate these risks. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business.

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

Risks Related to the Development and Commercialization of Our Product Candidates

We are early in our development efforts and have only one product candidate, LP352, in clinical testing. All of our other product candidates are in the preclinical or research stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.*

We are in the early stages of our development efforts and currently have one product candidate, LP352, in the clinical testing phase of development. We have completed the SAD and MAD portions of a Phase 1 clinical trial and are currently conducting the PACIFIC Study, a Phase 1b/2a clinical trial for this product candidate. Our other product candidates in development, including LP659, are in the preclinical stage. We will need to progress LP659 and any other early product candidates through studies enabling Investigational New Drug applications (INDs) and submit INDs to the FDA prior to initiating their clinical development. Moreover, none of our product candidates have advanced into a pivotal study. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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
•
our ongoing relationship with Pfizer, the parent company of Arena, from whom we license our product candidates, including LP352 and LP659;
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

We have licensed our product candidates from Arena, which has been acquired by Pfizer. The fields of the licenses for these product candidates contain certain restrictions. For example, the field of license for LP659 is for developmental, degenerative and autoimmune disease, disorders or conditions of the CNS or peripheral nervous system. We also rely on Arena to help protect the intellectual property rights relating to our licensed product candidates. The scope of our license or Arena’s failure to cooperate with us to protect our intellectual property could have an adverse impact on our ability to develop our product candidates and could limit our ability to successfully commercialize our product candidates.

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

Clinical and preclinical drug development involves a lengthy and expensive process with an uncertain outcome. The results of prior clinical trials and early preclinical studies and clinical trials of our product candidates are not necessarily predictive of future results.*

Before we can initiate clinical trials for our product candidates, we must submit the results of preclinical studies to the FDA, European Medicines Agency (EMA) or comparable regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls, and our proposed clinical trial protocol, as part of an IND or similar regulatory filing. Before obtaining marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical and preclinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high. The results from preclinical studies or early clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim results of a clinical trial are not necessarily indicative of final results. Furthermore, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials.

In particular, while we have results from the SAD and MAD portions of a Phase 1 clinical trial of LP352, we do not know how LP352 will perform in future clinical trials, including the ongoing PACIFIC Study. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and earlier clinical trials, and many product candidates fail in clinical trials despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, or after others, including regulatory authorities, disagreed with such companies’ views and interpretations of the data and results from earlier preclinical studies or clinical trials. As we investigate LP352 for DEEs and other epileptic diseases, we may encounter difficulties that we have not yet encountered. For example, LP352 is being designed and dose-optimized for DEEs. This work is ongoing and we may encounter unforeseen difficulties. Furthermore, LP659 and other of our current or future product candidates may not be able to progress from preclinical to Phase 1 clinical development.

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
•
delays in recruiting suitable participants to participate in our ongoing and planned clinical trials;

•
changes to the clinical trial protocol;
•
clinical sites deviating from trial protocol or dropping out of a trial;
•
delays in manufacturing sufficient quantities of our product candidates or obtaining sufficient quantities of combination therapies for use in clinical trials;
•
delays in having participants complete participation in a trial or return for post-treatment follow-up;
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
•
third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol or good clinical practices (GCP) or other regulatory requirements;
•
the impact of geopolitical and macroeconomic developments, including the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, and related economic instability and uncertainty, on our ongoing and planned clinical trials; or
•
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

Further, conducting clinical trials in foreign countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled participants in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political, economic and legal risks relevant to such foreign countries.

In addition, adverse geopolitical and macroeconomic developments, including disruptions caused by the COVID-19 or another pandemic or the ongoing conflict between Russia and Ukraine, may increase the likelihood that we encounter difficulties or delays in initiating, screening, enrolling, conducting, or completing our ongoing and planned preclinical studies and clinical trials. Clinical site initiation and participant screening and enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 or another pandemic, or to the extent the ongoing conflict between Russia and Ukraine escalates to involve additional countries, further economic sanctions or wider military conflict impacting regions where we conduct clinical trials. Investigators and participants may not be able to comply with clinical trial protocols if quarantines impede participant movement or interrupt healthcare services. Similarly, our ability to recruit and retain participants and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or another virus, could be limited, which in turn could adversely impact our clinical trial operations. Additionally, we may experience interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the COVID-19 or another pandemic. As a result of the COVID-19 pandemic, we have faced and may continue to face delays in meeting our anticipated timelines for our ongoing and planned clinical trials. For example, the initiation of the MAD portion of the Phase 1 clinical trial of LP352 was delayed, in part, as a result of the impact of the COVID-19 pandemic on the clinical site in the United Kingdom that conducted the SAD portion of the Phase 1 clinical trial for LP352, and subsequently we modified the protocol and relocated the MAD portion of such trial to a new clinical site in the United States. We announced topline data from the MAD portion of such trial in September 2021.

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

We are early in our development efforts for our product candidates, and we will need to successfully complete Phase 1 clinical trials and later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market LP352, LP659, or any future product candidates. Carrying out clinical trials and the submission of marketing applications is complicated. To date, we have only conducted a limited number of Phase 1 trials for one of our product candidates, LP352.We have not completed any later-stage or pivotal clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA or other comparable foreign regulatory submission for any product candidate. We also plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years. This may be a difficult process to manage with our limited resources and may divert the attention of management. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of our product candidates will be required or how such trials will have to be designed. For example, we are currently conducting a “basket” Phase 1b/2a trial with LP352 in which participants with different DEEs are being enrolled and which is designed to include multiple clinically defined populations under one investigational protocol. We may seek to conduct our pivotal trials for LP352 with a basket design. A basket trial design could potentially decrease the time to study new populations by decreasing administrative burden, however, this trial may not provide opportunities for accelerated regulatory pathways and may not overcome limitations to extrapolating data from the experience in one disease to other diseases, because safety and efficacy results in each indication may be analyzed separately. Accordingly, clinical success in a basket trial, or any trial in one indication, may not predict success in another indication. The FDA and other regulatory health authorities may not view such a design or the data from such trials favorably. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting marketing applications for and commercializing our product candidates.

Because we have multiple product candidates in our pipeline and are considering a variety of target indications, we may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific product candidates, indications and development programs. We may also conduct several clinical trials for our product candidates in parallel over the next several years, which may make our decision as to which product candidates to focus on more difficult. For example, we are currently conducting the PACIFIC Study for LP352 for the treatment of seizures associated with DEEs, which may include Dravet syndrome, LGS and TSC, among others, which we initiated in the first quarter of 2022. Further, we are developing LP659, which is in the preclinical stage and being explored for multiple neurological diseases, and we have other compounds in earlier research. As a result, we may forgo or delay pursuit of opportunities with other product candidates or other indications that could have had greater commercial potential or likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. In addition, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Enrollment and retention of participants in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.*

Participant enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit participants to participate in our trials, as well as completion of required follow-up periods. Participant enrollment and retention in clinical trials depends on many factors, including the size and nature of the patient population, the severity of the disease under investigation, the nature of the trial protocol, the existing body of safety and efficacy data for the product candidate, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of participants to clinical sites, the eligibility criteria for the trial, the ability to adequately monitor participants during a trial, clinicians’ and participants’ perceptions as to the potential advantages of the product candidate being studied, and the risk that participants will drop out of a trial before completing all site visits. There are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner, including due to the fact that the neurological diseases we target are rare.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible participants to participate in these trials to such trial’s conclusion as required by the FDA or other comparable foreign regulatory authorities. Additionally, certain clinical trials for our future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible participants or may result in slower enrollment than we anticipate. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants. For example, the number of patients suffering from DEEs, such as Dravet syndrome, LGS and TSC, is small and, in some cases, has not been established with precision. If the actual number of patients with these diseases is smaller than we anticipate, we may encounter difficulties in enrolling participants in our clinical trials or retaining them to complete our clinical trials, thereby delaying or preventing development and approval of our product candidates.

Furthermore, a number of factors could delay or prevent potential participants from participating in our clinical trials. For example, our efforts to build relationships with patient communities may not succeed, which could result in delays in participant enrollment in our clinical trials. Similarly, the escalation of the ongoing conflict between Russia and Ukraine to involve additional countries, further economic sanctions or wider military conflict could result in delays in participant enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain participants in other clinical trials of that same product candidate. Delays or failures in planned participant enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible. In addition, natural disasters or public health epidemics, such as the COVID-19 pandemic, may delay or prevent participants from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us or our partners from completing our clinical trials at all, and harm our ability to obtain approval for such product candidate. Further, if participants drop out of our clinical trials, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols, for example as a result of the COVID-19 pandemic and related illness or actions taken to slow the spread of COVID-19, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

Preliminary, topline and interim data from our clinical trials that we announce or publish from time to time may change as more participant data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our clinical trials, such as our announcement in December 2022 of positive topline data from our Phase 1 clinical study evaluating pharmacokinetics and pharmacodynamics of LP352 in healthy volunteers. These disclosures are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical studies. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions we reach, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

During the conduct of clinical trials, participants report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur.

In addition, it is possible that as we test our product candidates in larger, longer and more extensive clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other AEs that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by participants. Many times, side effects are only detectable after investigational product candidates are tested in large-scale, Phase 3 trials or, in some cases, after they are made available to participants on a commercial scale after approval. Participants in our ongoing or planned clinical trials may experience similar or other side effects after treatment with one or more of our product candidates. If additional clinical experience indicates that any of our current product candidates and any future product candidates has serious or life-threatening side effects or other side effects that outweigh the potential therapeutic benefit, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would harm our business, prospects, operating results and financial condition.

Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed and our ability to generate revenue through their sale may be delayed or eliminated. Any of these occurrences may harm our business, financial condition and prospects significantly.

LP352, our most advanced product candidate, is an oral, centrally acting, 5-HT2C receptor superagonist with no observed impact on 5-HT2B and 5-HT2A receptor subtypes in our preclinical studies to date. 5-HT2B and 5-HT2A receptor subtypes have been known to be associated with significant adverse side effects, including valvular heart disease and pulmonary arterial hypertension in the case of the 5-HT2B receptor, and hallucinations and mild to severe anxiety in the case of the 5-HT2A receptor. LP352 has the potential to be a clinically differentiated 5-HT2C superagonist for patients with DEEs. For example, fenfluramine, marketed as FINTEPLA, a non-specific 5-HT2 agonist, was approved for the treatment of seizures associated with Dravet syndrome and LGS by the FDA in 2020 and 2022, respectively. Fenfluramine has been associated with significant side effects and FINTEPLA has a Risk Evaluation and Mitigation Strategy (REMS) program requirement and a boxed warning. Another 5-HT2C agonist, lorcaserin, is also under evaluation for its potential to reduce seizures in patients with Dravet syndrome and refractory epilepsies. Lorcaserin was discovered by Arena and approved by the FDA for chronic weight management, marketed as BELVIQ by Eisai Inc. Lorcaserin was withdrawn from the market at the request of the FDA following the FDA’s analysis of the CAMELLIA-TIMI 61 clinical trial, for which participants in the lorcaserin group demonstrated a numerically higher but not a statistically significantly higher rate of total cancer diagnoses (7.7% vs 7.1% placebo). Based on the results of this clinical trial, the FDA concluded that the risks of lorcaserin outweigh the benefits for the approved indication of weight management and requested that lorcaserin be withdrawn from the market. However, the FDA authorized an expanded access program for patients with Dravet syndrome to continue to receive lorcaserin. LP352 was designed and developed by Arena to be the next generation to lorcaserin, with the goal of being a safer and more effective 5-HT2C agonist. We believe LP352’s potential for high selectivity and novel chemistry gives it the potential to reduce seizures in DEE patients and overcome the known or perceived safety limitations of available drugs in the 5-HT2 class. However, we may not be correct, and the selectivity, specificity or other attributes of LP352 may result in similar or less desirable clinical profiles than less selective and specific available drugs or other product candidates. Further, in nonclinical toxicity studies of LP352 in rats and non-human primates (NHPs) conducted by Outpost Medicine, LLC prior to returning rights to the compound to Arena, certain male rats and NHPs of varying degrees of maturity in the respective high dose groups experienced minimal to slight degeneration/atrophy of the seminiferous tubules with reduced spermatocyte maturation. Although exposure levels for these high dose groups were estimated to be far in excess of planned human exposures in our clinical trials and no similar AEs were observed in our subsequent toxicity studies in sexually mature rats and NHPs, we may see similar findings in the future.

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

DEEs are commonly treated with multiple combinations of anti-epileptic drugs (AEDs) though physician preference for administered therapies differs across different epilepsy types. Pharmaceutical companies, such as Lundbeck, Pfizer, and UCB have approved AEDs for the treatment of epilepsies. There are also non-pharmaceutical therapies for epilepsy patients, such as a ketogenic diet, vagus nerve stimulation, and surgery for some patients. Several companies have obtained FDA approval for the treatment of seizures associated with DEEs. For example, ZTALMY (ganaxalone) was approved for the treatment of seizures associated with CDKL5 deficiency disorder in March 2022. Fenfluramine was approved for the treatment of seizures associated with Dravet syndrome in June 2020 and LGS in March 2022 and is available for patients through a REMS program. Epidiolex (cannabidiol) was approved for the treatment of seizures associated with Dravet syndrome and LGS in 2018, and for the treatment of seizures associated with TSC in 2020, and DIACOMIT (stiripentol) was approved for seizures associated with Dravet syndrome in 2018. In addition, other companies are developing therapeutics for the treatment of DEEs, including alternative approaches such as gene therapy.

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

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.*

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that any product candidates we may seek to develop in the future will never obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of an NDA from the FDA.

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

The FDA or any foreign regulatory bodies can delay, limit or deny approval of our product candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for a variety of reasons, including the following:

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
•
the FDA or comparable foreign regulatory authorities may disagree regarding the formulation, labeling and/or specifications of our product candidates;
•
the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our data insufficient for approval.

Any of the above events could prevent us from achieving marketing approval or market acceptance of our product candidates. These could also substantially increase the costs of commercializing our product candidates if they are approved.

Of the large number of products in development, only a small percentage successfully complete FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

Even if our current or future product candidates receive marketing approval, they may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.*

Even if our current or future product candidates receive marketing approval, they may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If they do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of our current or future product candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:

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
•
the prevalence and severity of any side effects from the use or potential misuse of any then-approved product or any similar product candidate in development, whether ours or a competitor’s; and
•
any restrictions on the use of the product together with other medications.

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

Although we aim to improve upon current 5-HT2C agonist product profiles with LP352, which was designed to be the next generation to lorcaserin, with the goal of being a safer and more effective 5-HT2C agonist, and which we believe has the potential to overcome the limitations of the currently available 5-HT2 class, if we are unable to do so and to educate physicians, patients, third-party payors and others in the medical community about this product candidate and successfully distinguish the safety profile of this product candidate as compared to those of other products in the 5-HT2C agonist class, we may fail to gain market acceptance of LP352.

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

Even if we obtain any regulatory approval for our current or any future product candidates, such approvals will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, import, export, sampling, record-keeping and submission of safety and other post-market information. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with cGMPs and GCPs for any clinical trials that we may conduct post-approval. Any regulatory approvals that we receive for our current or future product candidates may also be subject to a REMS, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 trials, and surveillance to monitor the quality, safety and efficacy of the drug.

In addition, drug manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the NDA or foreign marketing application. If we, or a regulatory authority, discover previously unknown problems with a drug, such as AEs of unanticipated severity or frequency, or problems with the facility where the drug is manufactured, or if a regulatory authority disagrees with the promotion, marketing or labeling of that drug, a regulatory authority may impose restrictions relative to that drug, the manufacturing facility or us, including requesting a recall or requiring withdrawal of the drug from the market or suspension of manufacturing.

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
•
refuse to permit the import or export of the drug; or
•
refuse to allow us to enter into supply contracts, including government contracts.

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
•
a decline in our share price.

Large judgments have been awarded in class action and individual lawsuits based on drugs that had anticipated or unanticipated side effects. Any product liability insurance coverage that we obtain and maintain may not be adequate to cover any or all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage each time we commence a clinical trial and if we successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to obtain or maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Our product candidates may be regulated as controlled substances, the making, use, sale, importation, exportation, and distribution of which are subject to significant regulation by the U.S. Drug Enforcement Administration (DEA) and other regulatory agencies.

Our product candidates may be classified as controlled substances, which are subject to state, federal, and foreign laws and regulations regarding their manufacture, use, sale, importation, exportation, and distribution. Among other things, controlled substances are regulated under the federal Controlled Substances Act of 1970 and regulations of the DEA.

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
•
state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and/or information regarding drug pricing, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers, state laws and regulations that require drug manufacturers to file reports relating to drug pricing and marketing information, and state and local laws that require the registration of pharmaceutical sales representatives; and
•
state and foreign laws that govern the privacy and security of personal information, including health-related information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. By way of example, California enacted the California Consumer Privacy Act (CCPA), effective January 1, 2020, which gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Moreover, a new privacy law, the California Privacy Rights Act (CPRA) operative January 1, 2023, expands the CCPA’s obligations on businesses. The CCPA and CPRA may increase our compliance costs and potential liability. Further, the EU General Data Protection Regulation (GDPR) imposes obligations and restrictions on the collection and use of personal data relating to individuals in the European Economic Area (EEA) (including health data). The GDPR increases obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data and requiring changes to informed consent practices and more detailed notices for clinical trial participants and investigators.

In Europe, the GDPR, as well as EU and EEA Member State implementing legislations, apply to the collection and processing of personal data, including health-related information. Importantly, the GDPR materially expands the definition of what is expressly provided to constitute “personal data” including by clarifying that the GDPR applies to pseudonymized (i.e. key-coded) data, which is often processed by sponsors in the context of clinical trials. EU and EEA Member States are also able to legislate separately on health and genetic data, and we must comply with these local laws where we operate. Also, notwithstanding the UK’s withdrawal from the EU, the data protection obligations of the GDPR continue to apply to UK-related processing of personal data under the so-called “UK GDPR”. These GDPR regulations have “extra-territorial” reach in that they apply (inter-alia) to any processing of personal data that concerns the offering of goods or services to individuals in the EEA or UK (as applicable) and/or the monitoring of their behavior, regardless of the existence of an establishment in the EEA or UK (as applicable). As such, these GDPR regulations apply to any clinical trials and other operations taking in place in the EEA and UK. The GDPR provides for robust regulatory enforcement and substantial fines. While the GDPR affords some flexibility in determining how to comply with the various requirements, significant effort and expense has been, and will continue to be, invested to ensure continuing compliance. In Switzerland, the Federal Act on Data Protection (DPA), also applies to the collection and processing of personal data, including health-related information, by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland. The applicability of the DPA will also result in an increase of costs of compliance, risks of noncompliance and penalties for noncompliance.

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (IRA), which among other things extends enhanced subsidies for individuals purchasing health insurance coverage through plan year 2025 in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the ACA), marketplaces. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. The IRA is likely to have a significant impact on the pharmaceutical industry. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We cannot predict what healthcare reform initiatives may be adopted in the future. We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.*

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, during the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

By way of another example, in response to the global COVID-19 pandemic, the FDA initially postponed most inspections of manufacturing facilities and products, and subsequently restarted routine pre-announced surveillance inspections of domestic manufacturing facilities subject to a risk-based prioritization system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Risks Related to Our Intellectual Property

We depend on intellectual property licensed from third parties, including Arena, and the failure by us or our licensors to protect the licensed intellectual property or the termination of our license could result in the loss of significant rights, which would harm our business.*

We are dependent on technology, patents, know-how, and proprietary materials, both our own and licensed from Arena, which was acquired by Pfizer in March 2022. We entered into the Arena License Agreement pursuant to which we acquired an exclusive, royalty bearing, sublicensable, worldwide license to develop and commercialize LP352 for any use in humans, LP659 for the treatment of certain CNS and peripheral nervous system indications, and certain other compounds for CNS indications. Any termination of this license will result in the loss of significant rights and will restrict our ability to develop and commercialize our product candidates. If we or Arena fails to adequately protect this intellectual property, or if we seek to expand the field of our license to include additional indications we determine are advantageous or necessary for us to develop a licensed compound and Arena does not consent, our ability to commercialize these compounds could suffer.

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

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including relating to:

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the license agreement;
•
our right to sublicense patent and other rights to third parties under manufacturing, collaborative development or commercial relationships;
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

For most licensed products under the Arena License Agreement, including LP352 and LP659, we have the first right to control the prosecution and enforcement of the licensed patent applications and patents. However, we have an obligation to reasonably cooperate with Arena, which is now a wholly owned subsidiary of Pfizer, and will to some extent depend on Arena’s cooperation with us to prosecute and enforce such intellectual property. A disagreement between us and Arena with respect to the prosecution or enforcement of the patent applications or patents, or unsuccessful actions to prosecute or enforce the patent applications or patents, could adversely affect our intellectual property rights.

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

In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third-party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of our technologies, product candidates and market opportunities. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under any license agreements from entering into agreements on certain terms or at all with potential collaborators.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned and licensed patents and/or applications and any patent rights we may own or license in the future. We rely on our outside counsel, patent annuity service providers, or licensing partners to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, and other similar provisions during the patent application process. We employ and expect to continue to employ one or more reputable law firms and other professionals to help us comply and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could harm our business.

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

We do not currently have the ability to independently conduct preclinical studies or clinical trials required to develop our drug candidates. We intend to rely on CROs, clinical trial sites and other third parties to ensure the proper and timely conduct of our preclinical studies and clinical trials, and we expect to have limited influence over their actual performance. We intend to rely upon CROs and others to monitor and manage data for our clinical programs, as well as the execution of future nonclinical studies. We expect to control only certain aspects of our CROs’ and others’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies or clinical trials are conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs and others does not relieve us of our regulatory responsibilities.

We, our CROs and other third parties we might engage will be required to comply with good laboratory practices (GLPs) and GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we will rely on CROs and others to conduct GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs and others does not relieve us of our regulatory responsibilities. If we, our CROs and other third parties we engage fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs or others fail to comply with these regulations or fail to recruit a sufficient number of participants, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of our current and any future product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.*

We have no experience in drug formulation or manufacturing and do not own or operate, and we do not expect to own or operate, facilities for drug manufacturing, storage and distribution, or testing. We will be dependent on third parties to manufacture the clinical supplies of our product candidates.

Further, we also will rely on third-party manufacturers to supply us with sufficient quantities of our product candidates, to be used, if approved, for commercialization. We do not have long-term supply agreements or commitments with a manufacturer to produce raw materials, active pharmaceutical ingredients or the finished products of our product candidates or the associated packaging. Furthermore, the raw materials for our product candidates are sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. For example, adverse macroeconomic or geopolitical developments such as the COVID-19 or another pandemic, or the ongoing conflict between Russia and Ukraine, could impact our ability to procure sufficient supplies for the development of our products and product candidates. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

Our reliance on third-party manufacturers entails various risks, some of which we would not be subject to if we manufactured product candidates ourselves, including:

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
•
clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales;

•
operations of our third-party manufacturers or suppliers being disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier; and
•
carrier disruptions or increased costs that are beyond our control.

We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.

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

On March 11, 2022, Pfizer acquired Arena, and Arena became a wholly-owned subsidiary of Pfizer. We have licensed our product candidates, including LP352 and LP659, from Arena under the Arena License Agreement, and we will rely on Arena to help protect intellectual property relating to our licensed products. Arena also holds a substantial percentage of our outstanding shares of common stock. We do not know if Pfizer will cooperate with us in protecting the intellectual property relating to our licensed products or hold or sell the shares of our common stock that it owns. We also do not know if Pfizer will view our development programs positively or negatively, or as complimentary or competitive to its development programs. We are also entitled to receive information and milestones and royalty payments under the Royalty Purchase Agreement. If a disagreement between us and Pfizer were to occur, Pfizer might challenge our rights or default on its obligations in the Arena License Agreement, the Royalty Purchase Agreement or another agreement between us, or sell its shares, any of which actions could have an adverse impact on our ability to develop our licensed products or on our stock price.

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

We may not be able to attract or retain qualified personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. Many of the other pharmaceutical companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates and consultants than what we have to offer. This competition has become exacerbated by the increase in employee resignations that have taken place throughout the United States as a result of the COVID-19 pandemic, which is commonly referred to as the “great resignation.” We may also experience employee turnover as a result of the “great resignation.” In response to competition and adverse macroeconomic and geopolitical developments, including rising inflation rates and labor shortages, we may need to adjust employee cash compensation, which would affect our operating costs and our margins, or equity compensation, which would affect our outstanding share count and cause dilution to existing stockholders. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. If we are unable to continue to attract, retain and motivate high-quality personnel and consultants to accomplish our business objectives, the rate and success at which we can discover and develop product candidates and our business will be limited and we may experience constraints on our development objectives.

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

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant effort and capital expenditures and may divert attention and financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance, our ability to commercialize product candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Further, a less active market may impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

The price of our stock may be volatile, and you could lose all or part of your investment.*

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock from January 1, 2022 to May 4, 2023 has ranged from a low of $2.95 to a high of $8.35. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

•
the commencement, enrollment or results of our ongoing and planned preclinical studies and clinical trials, or any future pre-clinical studies or clinical trials we may conduct, of our current and any future product candidates, or changes in the development status of our current and any future product candidates;
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
•
changes to the structure of healthcare payment systems;
•
changes to our relationship with any manufacturers, suppliers, licensors, future collaborators or other strategic partners;
•
our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
•
our inability to establish collaborations if needed, on favorable terms or at all;
•
our failure to commercialize our current and any future product candidates;
•
any termination or loss of rights under the Arena License Agreement or Royalty Purchase Agreement;
•
additions or departures of key clinical, scientific or management personnel;
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
•
our inability to effectively manage our growth;
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

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings, if any, for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders would therefore be limited to the appreciation, if any, of their stock.

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

Sales of a substantial number of shares of our common stock by our existing stockholders, including Arena (or Pfizer), in the public market, or the perception that such sales could occur, could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2023, there were a total of 20,544,595 shares of common stock outstanding, which does not include the shares of our non-voting common stock that may be converted into an aggregate of 2,420,755 shares of our common stock.

In addition, as of March 31, 2023, Arena, a wholly owned subsidiary of Pfizer, owned 3,978,540 shares, or 17.3%, of our outstanding shares of voting and non-voting common stock. The sale by Arena of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our common stock.

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

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts if we are able to obtain marketing approval of any of our current or future product candidates, research and development activities, and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in September 2022, we entered into the Sales Agreement with Cantor Fitzgerald, pursuant to which we may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $20.0 million through Cantor Fitzgerald acting as the sales agent. We have not sold any shares of common stock under the Sales Agreement as of March 31, 2023. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

Pursuant to our 2021 Equity Incentive Plan (2021 Plan), our management is authorized to grant stock options to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under our 2021 Plan automatically increases on January 1 of each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year (determined on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock), or a lesser number of shares determined by our board of directors.

In addition, pursuant to our ESPP, the number of shares of our common stock reserved for issuance automatically increases on January 1 of each calendar year, beginning on January 1, 2022, and continuing through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock outstanding (determined on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock) on the last day of the fiscal year before the date of the automatic increase and (ii) such number of shares of common stock that would cause the aggregate number of shares of common stock then reserved for issuance under the ESPP to equal 1,060,017 shares, or a lesser number of shares determined by our board of directors.

Unless our board of directors elects not to increase the number of shares available for future grant pursuant to our 2021 Plan and ESPP each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

We are an emerging growth company and a smaller reporting company, and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until December 31, 2026, although circumstances could cause us to lose that status earlier, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.*

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company” and reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.*

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts discontinues coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Significant disruptions of our information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us.

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may have access to our computer networks or our confidential information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. In addition, due to the COVID-19 pandemic, we have enabled our employees to work remotely, which may make us more vulnerable to cyberattacks. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the access to or extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. In addition, the prevalent use of mobile devices increases the risk of data security incidents.

Significant disruptions of our, our third-party vendors’ and/or our business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us. In addition, information technology system disruptions, whether from attacks on our technology environment or from computer viruses, natural disasters, terrorism, war and telecommunication and electrical failures, could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. If we or our third-party collaborators, consultants, contractors, suppliers, or service providers were to suffer an attack or breach, for example, that resulted in the unauthorized access to or use or disclosure of personal or health information, we may have to notify consumers, partners, collaborators, government authorities, and the media, and may be subject to investigations, civil penalties, administrative and enforcement actions, and litigation, any of which could harm our business and reputation.

There is no way of knowing with certainty whether we have experienced any data security incidents that have not been discovered. While we have no reason to believe this to be the case, attackers have become very sophisticated in the way they conceal access to systems, and many companies that have been attacked are not aware that they have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information, including but not limited to personal information regarding our clinical trial participants or employees, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us, and result in significant legal and financial exposure and/or reputational harm. In addition, any failure or perceived failure by us or our vendors or business partners to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any further security incidents or other inappropriate access events that result in the unauthorized access, release or transfer of sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including clinical sites, regulators or current and potential partners, to lose trust in us or we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or security incidents.

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

Longboard Pharmaceuticals, Inc.

Date: May 9, 2023	By:	/s/ Kevin R. Lind
Kevin R. Lind
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Brandi L. Roberts
Brandi L. Roberts
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)