Form 10-Q
period 2023-06-30
Longboard Pharmaceuticals, Inc.
filed 2023-08-03
CIK 1832168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, the registrant had 22,979,041 shares of common stock, $0.0001 par value per share, outstanding, comprised of 20,558,286 shares of voting common stock, $0.0001 par value per share, and 2,420,755 shares of non-voting common stock, $0.0001 par value per share.

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
•
the effects on our operations of general political and economic conditions, including the COVID-19 pandemic, the invasion of Ukraine by Russia, economic slowdowns, recessions or market corrections, inflation, rising interest rates, tightening of credit markets, bank failures or others; and
•
other risks and uncertainties, including those described under Part II, Item 1A, “Risk Factors” of this Quarterly Report.

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
•
We are early in our development efforts and have only one product candidate, LP352, in clinical testing, with plans to initiate a Phase 1 clinical trial for another product candidate, LP659, later this year. Our other development efforts are focused in the earlier stages of research and development. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
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
•
We depend on intellectual property licensed from third parties, including Arena Pharmaceuticals, Inc. (Arena), which is now a subsidiary of Pfizer, Inc. (Pfizer), and the failure by us or our licensors to protect the licensed intellectual property or the termination of our license could result in the loss of significant rights, which would harm our business.
•
If we are unable to obtain and maintain patent protection for our current or any future product candidates, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Longboard Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

	June 30,	December 31,
(in thousands, except share and per share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$19,504	$10,775
Short-term investments	43,543	56,814
Prepaid expenses and other current assets	2,545	2,249
Total current assets	65,592	69,838
Right-of-use assets	589	736
Property and equipment	7	9
Other long-term assets	35	33
Total assets	$66,223	$70,616
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,939	$1,310
Accrued research and development expenses	3,790	4,168
Accrued compensation and related expenses	1,238	2,438
Accrued other expenses	559	490
Right-of-use liabilities, current portion	375	358
Total current liabilities	7,901	8,764
Right-of-use liabilities, net of current portion	214	382
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value; authorized shares - 10,000,000 at June 30, 2023 and December 31, 2022; issued and outstanding shares - none at June 30, 2023 and December 31, 2022	—	—
Voting common stock, $0.0001 par value; authorized shares - 300,000,000 at June 30, 2023 and December 31, 2022; issued and outstanding shares - 20,554,609 and 13,585,950 at June 30, 2023 and December 31, 2022, respectively	2	1
Non-voting common stock, $0.0001 par value; authorized shares - 10,000,000 at June 30, 2023 and December 31, 2022; issued and outstanding shares - 2,420,755 and 3,629,400 at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	170,993	148,303
Accumulated other comprehensive loss	(290)	(692)
Accumulated deficit	(112,597)	(86,142)
Total stockholders' equity	58,108	61,470
Total liabilities and stockholders' equity	$66,223	$70,616

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Operating expenses:
Research and development	$12,536	$8,921	$21,066	$16,042
General and administrative	3,106	2,646	6,538	5,145
Total operating expenses	15,642	11,567	27,604	21,187
Loss from operations	(15,642)	(11,567)	(27,604)	(21,187)
Interest income, net	660	127	1,176	159
Other income (expense)	(17)	33	(27)	24
Net loss	$(14,999)	$(11,407)	$(26,455)	$(21,004)

Net loss per share, basic and diluted	$(0.65)	$(0.67)	$(1.22)	$(1.23)

Weighted-average shares outstanding, basic and diluted	22,968,920	17,130,307	21,696,427	17,108,582

Comprehensive loss:
Net loss	$(14,999)	$(11,407)	$(26,455)	$(21,004)
Unrealized gain (loss) on short-term investments	131	(188)	402	(620)
Comprehensive loss	$(14,868)	$(11,595)	$(26,053)	$(21,624)

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(26,455)	$(21,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,538	1,270
Depreciation	3	3
(Accretion) amortization of premiums on investments, net	(372)	149
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(382)	(1,037)
Accounts payable	630	(426)
Accrued research and development expenses	(378)	1,970
Accrued compensation and related expenses	(1,201)	(461)
Accrued other expenses	70	993
Operating right-of-use assets and lease liabilities, net	(4)	4
Net cash used in operating activities	(26,551)	(18,539)
Cash flows from investing activities:
Purchases of short-term investments	(34,405)	(34,291)
Maturities of short-term investments	48,450	14,200
Net cash provided by (used in) investing activities	14,045	(20,091)
Cash flows from financing activities:
Proceeds from follow-on public offering	23,000	—
Follow-on public offering costs	(1,813)	—
Proceeds from exercise of stock options	48	—
Net cash provided by financing activities	21,235	—
Net increase (decrease) in cash and cash equivalents	8,729	(38,630)
Cash and cash equivalents at the beginning of the period	10,775	66,346
Cash and cash equivalents at the end of the period	$19,504	$27,716

Supplemental disclosure of cash flow information:
Follow-on public offering costs in accrued other expenses	$9	$—

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Notes to Unaudited Financial Statements

Note 1. Organization and Basis of Presentation

Description of Business

Longboard Pharmaceuticals, Inc. (the Company), formerly Arena Neuroscience, Inc., was incorporated in the state of Delaware on January 3, 2020, and is based in La Jolla, California. The Company was organized and initially wholly owned by Arena Pharmaceuticals, Inc. (Arena), until the closing of its Series A convertible preferred stock (Series A Preferred Stock) financing in October 2020. The Company is a clinical-stage biopharmaceutical company focused on developing novel, transformative medicines for neurological diseases. The Company’s most advanced product candidate, LP352, is a serotonin receptor agonist that is being developed for the treatment of seizures associated with developmental and epileptic encephalopathies and is currently in a Phase 1b/2a clinical trial (the PACIFIC Study). The Company is also developing LP659, an S1P receptor modulator, which could have applicability in multiple neurological conditions, and conducting other early-stage research.

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

Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all of its resources to research and development (R&D) activities, organizing and staffing, business planning, raising capital, in-licensing intellectual property rights and establishing its intellectual property portfolio, and providing general and administrative (G&A) support for these operations, and has funded its operations primarily with the net proceeds from the issuance of Series A Preferred Stock and common stock. The Company has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $112.6 million and $86.1 million as of June 30, 2023 and December 31, 2022, respectively.

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

As of June 30, 2023, the Company had available cash, cash equivalents and short-term investments of $63.0 million and working capital of $57.7 million to fund future operations. Management believes that its capital resources as of June 30, 2023 will be sufficient to fund the Company’s operations for at least 12 months after the date these unaudited condensed financial statements are issued.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to significant concentration of credit risk consist of cash, cash equivalents and short-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits and invests in short-term investments with the primary objectives of seeking to preserve principal, achieve liquidity requirements and safeguard funds. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held and the nature, including the credit-ratings, of its short-term investments, but we have not eliminated all credit risk.

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

R&D Expenses

R&D expenses are expensed in the periods in which they are incurred. External expenses consist primarily of payments to contract research organizations, outside consultants and other third parties in connection with the Company’s research, preclinical and clinical activities, process development, manufacturing activities, regulatory and other services. Certain R&D external expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers or the estimate of the level of service that has been performed at each reporting date. R&D expenses amounted to $12.5 million, $21.1 million, $8.9 million and $16.0 million for the three and six months ended June 30, 2023 and 2022, respectively.

Stock-Based Compensation

Stock-based awards are measured at fair value and compensation expense is recognized over the requisite service period. Forfeitures are accounted for in the period they occur. The Company determines the fair value of each stock-based award on the date of grant using the Black-Scholes option pricing model which requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected term of the option.

Leases

The Company determines if an arrangement is a lease or contains lease components at inception. Lease terms are determined at the commencement date by considering whether renewal options and termination options, if any, are reasonably assured of exercise. For long-term operating leases, the Company recognizes a lease liability and a right-of-use (ROU) asset on its balance sheets and recognizes lease expense on a straight-line basis over the lease term. The lease liability is determined as the present value of future lease payments using the discount rate implicit in the lease or, if the implicit rate is not readily determinable, an estimate of the

Company’s incremental borrowing rate. The ROU asset is based on the lease liability, adjusted for any prepaid or deferred rent. The Company only has operating leases and does not have any financing leases.

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

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share as it would be anti-dilutive:

	Six Months Ended June 30,
	2023	2022
Options to purchase common stock	4,007,386	2,496,166
Restricted stock awards, issued but unvested	—	58,081
Total	4,007,386	2,554,247

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

Risks and Uncertainties

In December 2019, COVID-19, a novel strain of coronavirus, was first identified in Wuhan, China. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the virus has spread to over 100 countries, including the United States. The impact of this pandemic has been and may continue to be extensive in many aspects of society, which has resulted in and may continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

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

These and other events have caused and may continue to cause significant disruption, instability and volatility in the global economy and financial markets, resulting in inflation, rising interest rates, tightening of credit markets and bank failures, the actual or anticipated occurrence of which may have an adverse impact on the Company’s business or ability to access capital markets in the future.

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

The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2023
Assets:
Money market funds	$9,776	$9,776	$—	$—

Commercial paper	$25,672	$—	$25,672	$—
Corporate debt securities	9,079	—	9,079	—
Government and agency securities	15,732	14,477	1,255	—
Total assets measured at fair value	$60,259	$24,253	$36,006	$—

As of December 31, 2022
Assets:
Money market funds	$8,784	$8,784	$—	$—

Commercial paper	$19,429	$—	$19,429	$—
Corporate debt securities	19,737	—	19,737	—
Government and agency securities	18,639	14,759	3,880	—
Total assets measured at fair value	$66,589	$23,543	$43,046	$—

Note 4. Short-Term Investments

The following table summarizes short-term investments:

	As of June 30, 2023
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$25,689	$—	$(17)	$25,672
Corporate debt securities	9,214	—	(135)	9,079
Government and agency securities	8,932	—	(140)	8,792
Total short-term investments	$43,835	$—	$(292)	$43,543

	As of December 31, 2022
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$18,453	$—	$(15)	$18,438
Corporate debt securities	20,090	—	(353)	19,737
Government and agency securities	18,963	1	(325)	18,639
Total short-term investments	$57,506	$1	$(693)	$56,814

The following table summarizes the maturities of the Company's short-term investments at June 30, 2023:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$43,835	$43,543
Total short-term investments	$43,835	$43,543

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Commercial paper	11	$24,926	$(17)	—	$—	$—	11	$24,926	$(17)
Corporate debt securities	1	2,427	(1)	5	6,653	(134)	6	9,080	(135)
Government and agency securities	2	2,982	(1)	3	4,322	(139)	5	7,304	(140)
	14	$30,335	$(19)	8	$10,975	$(273)	22	$41,310	$(292)

	As of December 31, 2022
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Commercial paper	8	$7,934	$(15)	—	$—	$—	8	$7,934	$(15)
Corporate debt securities	7	7,626	(43)	9	12,111	(310)	16	19,737	(353)
Government and agency securities	3	4,511	(37)	6	10,653	(288)	9	15,164	(325)
	18	$20,071	$(95)	15	$22,764	$(598)	33	$42,835	$(693)

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

Note 5. Accrued Other Expenses

Accrued other expenses consisted of the following:

	As of
(in thousands)	June 30, 2023	December 31, 2022
Accrued consulting fees	$412	$254
Accrued legal and accounting fees	87	127
Accrued travel expenses	29	43
Accrued taxes	20	34
Accrued computer related expenses	6	15
Accrued other	5	17
Total	$559	$490

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

Sales Agreement

In September 2022, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as sales agent (Cantor Fitzgerald), pursuant to which it may issue and sell its common stock from time to time through an “at the market offering” (ATM) program under the Sales Agreement. The Company has no obligation to sell any shares of common stock under the Sales Agreement and may at any time suspend sales under the Sales Agreement. Cantor Fitzgerald will be entitled to compensation in an amount of 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. A maximum of $20.0 million of shares of common stock may be sold under the Sales Agreement. The Company had not sold any shares of its common stock under the Sales Agreement as of June 30, 2023.

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

Voting Common Stock and Non-Voting Common Stock

As of June 30, 2023, the Company had 20,554,609 shares of voting common stock outstanding and 2,420,755 shares of non-voting common stock outstanding. As of December 31, 2022, the Company had 13,585,950 shares of voting common stock outstanding and 3,629,400 shares of non-voting common stock outstanding.

Reconciliation of Changes in Stockholders’ Equity

The following tables document the changes in stockholders' equity for the three and six months ended June 30, 2023 and 2022 (unaudited):

	Voting Common Stock		Non-Voting Common Stock
(in thousands, except shares)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2022	13,585,950	$1	3,629,400	$—	$148,303	$(692)		$(86,142)	$61,470
Issuance of common stock in follow-on public offering	5,750,000	1	—	—	21,187	—		—	21,188
Conversion of non-voting common stock to voting common stock	1,208,645	—	(1,208,645)	—	—	—		—	—
Financing related fees	—	—	—	—	(37)	—		—	(37)
Stock-based compensation	—	—	—	—	697	—		—	697
Unrealized gain on short-term investments, net	—	—	—	—	—	271		—	271
Net loss	—	—	—	—	—	—		(11,456)	(11,456)
Balance at March 31, 2023	20,544,595	$2	2,420,755	$—	$170,150	$(421)		$(97,598)	$72,133
Financing related fees	—	—	—	—	(46)	—		—	(46)
Stock-based compensation	—	—	—	—	841	—		—	841
Exercise of stock options	10,014	—	—	—	48	—	—	—	48
Unrealized gain on short-term investments, net	—	—	—	—	—	131		—	131
Net loss	—	—	—	—	—	—		(14,999)	(14,999)
Balance at June 30, 2023	20,554,609	$2	2,420,755	$—	$170,993	$(290)		$(112,597)	$58,108

	Voting Common Stock		Non-Voting Common Stock
(in thousands, except shares)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2021	13,440,761	$1	3,629,400	$—	$145,683	$(164)		$(42,197)	$103,323
Vesting of restricted stock	43,554	—	—	—	—	—		—	—
Stock-based compensation	—	—	—	—	571	—		—	571
Unrealized loss on short-term investments, net	—	—	—	—	—	(432)		—	(432)
Net loss	—	—	—	—	—	—		(9,597)	(9,597)
Balance at March 31, 2022	13,484,315	$1	3,629,400	$—	$146,254	$(596)		$(51,794)	$93,865
Vesting of restricted stock	43,554	—	—	—	—	—		—	—
Stock-based compensation	—	—	—	—	699	—		—	699
Unrealized loss on short-term investments, net	—	—	—	—	—	(188)		—	(188)
Net loss	—	—	—	—	—	—		(11,407)	(11,407)
Balance at June 30, 2022	13,527,869	$1	3,629,400	$—	$146,953	$(784)		$(63,201)	$82,969

Note 7. License Agreement with Arena Pharmaceuticals, Inc.

The Company entered into a license agreement (Arena License Agreement), a services agreement, and a royalty purchase agreement (Royalty Purchase Agreement) in October 2020 with Arena. The Arena License Agreement was subsequently amended as described below. Arena was purchased by Pfizer in March 2022. The following section summarizes the Arena License Agreement.

Arena License Agreement

Pursuant to the Arena License Agreement, the Company has obtained an exclusive, royalty bearing, sublicensable, worldwide license under certain know-how and patents of Arena to develop and commercialize LP352 for any use in humans, LP659 for the treatment of selected central nervous system (CNS) indications in humans, and LP143 and certain 5-HT2A compounds for the treatment of any CNS indication in humans (excluding the treatment, prevention or amelioration of pain or any gastrointestinal, non-CNS autoimmune or cardiovascular disorder) (pharmaceutical products containing any such compounds, Licensed Products). In January 2022, the Company and Arena amended the Arena License Agreement to add additional 5-HT2A compounds, and in September 2022 the Company and Arena further amended the Arena License Agreement to expand the field of the license of LP659 and provide Arena a right of first negotiation to acquire certain development and commercial rights to LP659 products. As consideration for the rights granted to the Company under the Arena License Agreement, the Company will be required to pay to Arena a mid-single digit royalty on net sales of Licensed Products of LP352, and a low-single digit royalty on net sales of all other Licensed Products, by the Company, its affiliates or its sublicensees, subject to standard reductions. The Company’s royalty obligations continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of the (i) tenth anniversary of the first commercial sale of such product in such country or (ii) expiration of the last-to-expire valid claim of the patents licensed by the Company under the Arena License Agreement covering the manufacture, use or sale of such product in such country.

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

The Company's board of directors adopted the 2021 Equity Incentive Plan (2021 Plan) in February 2021 and the Company's stockholders approved the 2021 Plan in March 2021. The 2021 Plan became effective on March 11, 2021. The 2021 Plan is the successor and continuation of the 2020 Plan. No additional awards may be granted under the 2020 Plan and all outstanding awards under the 2020 Plan remain subject to the terms of the 2020 Plan. As of June 30, 2023, the 2021 Plan authorizes and provides for the issuance of up to 4,545,752 shares of common stock, which consists of 4,007,386 shares of common stock subject to outstanding options and 538,366 shares of common stock available for grant. The number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, through January 1, 2031, in an amount equal to (i) 5% of the total number of shares of common stock outstanding on December 31 of the fiscal year before the date of each automatic increase (determined on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock), or (ii) a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2020 and 2021 Plans (or collectively, the Equity Plans) is ten years and, in general, the options issued under the Equity Plans vest over a one to four year period from the vesting commencement date.

Stock Award Grants under the Equity Plans

A summary of the Company’s stock option activity is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	2,395,748	$5.50	8.3	$48
Options granted	1,665,505	4.63
Options exercised	(10,014)	3.86
Options forfeited/cancelled	(43,853)	6.16
Balance at June 30, 2023	4,007,386	$5.14	8.6	$10,531

Vested and expected to vest at June 30, 2023	4,007,386	$5.14	8.6	$10,531
Options exercisable at June 30, 2023	1,472,165	$5.30	7.5	$4,089

Options exercisable at June 30, 2023 included 1,239,865 vested stock options and 232,300 stock options that are subject to an early exercise provision.

The following table presents the weighted-average assumptions used for the stock option grants for the three and six months ended June 30, 2023 and 2022, along with the related grant date fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock price	$7.32	$4.70	$4.63	$4.63
Risk-free interest rate	3.82%	2.83%	3.83%	2.06%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	78.05%	75.15%	77.60%	75.20%
Expected life (years)	5.7	5.7	6.0	6.0
Estimated grant date fair value per share of award granted	$5.00	$3.10	$3.22	$3.08

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

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$403	$282	$742	$410
General and administrative	438	417	796	860
Total	$841	$699	$1,538	$1,270

As of June 30, 2023, unrecognized stock-based compensation expense was $9.4 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.8 years.

Employee Stock Purchase Plan

The Company's board of directors adopted the 2021 Employee Stock Purchase Plan (ESPP) in February 2021, the Company's stockholders approved the ESPP in March 2021 and it became effective on March 11, 2021. As of June 30, 2023, the ESPP authorizes the issuance of 697,645 shares of common stock under purchase rights granted to our employees. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, through January 1, 2031, by the lesser of (i) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year before the date of the automatic increase (determining on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock); and (ii) such number of shares of common stock that would cause the aggregate number of shares of common stock then reserved for issuance under the ESPP to equal 1,060,017 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be for a lesser amount of shares. The ESPP permits eligible employees, who elect to participate in an offering under the ESPP, to contribute up to 15% of their eligible earnings (as defined in the ESPP) towards the purchase of shares of common stock. Unless otherwise determined by the Company's board of directors, the price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company’s common stock on the commencement date of each offering period or the relevant purchase date, whichever is lower. There are certain service requirements for an employee to be eligible to participate in the ESPP, and no employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of common stock (as determined in accordance with the ESPP). Offering durations under the ESPP may not be longer than 27 months, and the Company may specify shorter purchase periods within each offering. The ESPP is considered a compensatory plan as defined by the authoritative guidance for stock-based compensation. As of June 30, 2023, the ESPP had not yet been implemented.

Note 9. Commitments and Contingencies

Leases

In June 2021, the Company entered into a lease agreement for office space located at 4275 Executive Square, Suite 950, La Jolla, California 92037 where it currently occupies 8,681 square feet. In August 2022, the Company and the landlord extended the lease agreement through December 31, 2024 and in February 2023, amended the lease agreement again to add 608 square feet starting September 1, 2023. Monthly rent payments under the lease agreement are approximately $33,000 and will increase to approximately $35,000 in September 2023 and $36,000 in July 2024. A security deposit of approximately $35,000 is included in other long-term assets on the unaudited condensed balance sheet as of June 30, 2023.

For the three and six months ended June 30, 2023 and 2022, the Company recorded approximately $102,000, $207,000, $98,000 and $193,000, respectively, in rent expense.

The below table provides supplemental cash flow information related to leases as follows (in thousands):

Six Months Ended
June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$189
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$35

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

June 30, 2023
Operating leases
Right-of-use assets	$589

Right-of-use lease liabilities, current	375
Right-of-use lease liabilities, noncurrent	214
Total operating lease liabilities	$589

Weighted-average remaining lease term
Operating leases	1.5 years

Weighted-average discount rate
Operating leases	10.0%

Future minimum lease commitments are as follows as of June 30, 2023 (in thousands):

Operating Leases
Year Ending December 31,
2023	204
2024	428
Total lease payments	632
Less imputed interest	(43)
Total	$589

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company will accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2023 and December 31, 2022, the Company is not a party to any litigation.

Note 10. Employment Benefits

Effective in June 2021, the Company established a 401(k) salary deferral plan for its employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company provides a safe harbor contribution of up to 4% of the employee's compensation, not to exceed eligible limits, and subject to employee participation. For the three and six months ended June 30, 2023 and 2022, the Company incurred approximately $77,000, $184,000, $115,000 and $172,000, respectively, in expenses related to the safe harbor contribution.

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

We are currently focused on developing the following product candidates in our pipeline, both of which are licensed from Arena:

•
LP352 is an oral, centrally acting, 5-hydroxytryptamine 2C receptor subtype (5-HT2C) superagonist. It is currently in a Phase 1b/2a clinical trial expected to evaluate approximately 50 participants ages 12 to 65 years old with developmental and epileptic encephalopathies, which may include Dravet syndrome, Lennox-Gastaut syndrome, tuberous sclerosis complex, CDKL5 deficiency disorder, and SCN2A-related disorders, among others, with enrollment expected to complete in the summer of 2023 and topline data expected around year end 2023.
•
LP659 is an oral, centrally acting, sphingosine-1-phosphate (S1P) receptor subtypes 1 and 5 (S1P1,5) modulator. We submitted an investigational new drug application (IND) to the FDA earlier this year. The FDA has authorized us to proceed with clinical testing under the IND, but placed a partial clinical hold on proposed higher doses. We plan to initiate a Phase 1 clinical trial in healthy volunteers later this year, subject to our evaluation of the partial clinical hold and any additional feedback we may receive from the FDA.

Since our inception, we have devoted substantially all of our resources to research and development activities, organizing and staffing our company, business planning, raising capital, in-licensing intellectual property rights and establishing our intellectual property portfolio, and providing general and administrative support for these operations. We have principally financed our operations to date through the private placement of convertible preferred stock and the completion of our initial public offering (IPO) of our common stock in March 2021. To date, we have raised gross proceeds of approximately $56.0 million from the issuance of our convertible preferred stock, $84.8 million from our IPO and $23.0 million from our follow-on public offering. As of June 30, 2023, we had cash, cash equivalents and short-term investments of $63.0 million.

We have incurred net losses since our inception. Our net losses were $26.5 million and $21.0 million, respectively, for the six months ended June 30, 2023 and 2022. As of June 30, 2023, we had an accumulated deficit of $112.6 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect that our expenses and operating losses will increase substantially as product candidates advance through preclinical studies and clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur more significant commercialization expenses for marketing, sales, manufacturing and distribution leading up to and, if ever, after we obtain marketing approval for any of our product candidates, and incur additional costs associated with operating as a public company. We expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We base our estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

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

The global COVID-19 pandemic continues to evolve. As a result of the COVID-19 pandemic, we have faced and may continue to face delays in meeting our anticipated timelines for our ongoing and planned clinical trials. For example, the initiation of the multiple-ascending dose (MAD) portion of the Phase 1 clinical trial of LP352 was previously delayed, in part, as a result of the impact of the COVID-19 pandemic on the clinical site in the United Kingdom that conducted the single-ascending dose (SAD) portion of the Phase 1 clinical trial for LP352, and subsequently we modified the protocol, relocated the MAD portion of the trial to a new clinical site in the United States, and completed that portion of the trial in September 2021. The extent of the impact of COVID-19 on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our development activities, planned clinical trial enrollment, future trial sites, contract research organizations (CROs), third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and work locations. We will continue to actively monitor the evolving impacts of the COVID-19 pandemic and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. The extent to which the COVID-19 pandemic or a similar health epidemic may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains highly uncertain and subject to change. For a discussion of risks related to the impact of the COVID-19 pandemic on our business, see Part II, Item 1A, “Risk Factors—Risks Related to Our Business Operations, Employee Matters and Managing Growth—COVID-19 has impacted and could continue to adversely impact our business.”

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
•
uncertainties in clinical trial design and participant enrollment or drop out or discontinuation rates, particularly in light of the COVID-19 pandemic and the conflict in Ukraine;
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
•
the impact of any business interruptions to our operations or to those of the third parties with whom we work, particularly in light of the COVID-19 pandemic, recent U.S. bank failures, the conflict in Ukraine and general disruption of global supply chains and financial markets; and
•
maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates.

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

Financial Operations Overview

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating expenses:
Research and development	$12,536	$8,921	$21,066	$16,042
General and administrative	3,106	2,646	6,538	5,145
Total operating expenses	15,642	11,567	27,604	21,187
Loss from operations	(15,642)	(11,567)	(27,604)	(21,187)
Interest income, net	660	127	1,176	159
Other income (expense)	(17)	33	(27)	24
Net loss	$(14,999)	$(11,407)	$(26,455)	$(21,004)

Research and Development Expenses

The following table summarizes our research and development expenses for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Direct costs:
LP352	$7,836	$4,721	$11,873	$8,263
Preclinical programs	1,736	1,684	3,181	3,231
Indirect costs:
Personnel-related	2,547	2,118	5,237	3,881
All other	417	398	775	667
Total research and development expenses	$12,536	$8,921	$21,066	$16,042

Research and development expenses were $12.5 million for the three months ended June 30, 2023, an increase of $3.6 million, or 41%, compared to $8.9 million for the three months ended June 30, 2022. The net increase of $3.6 million is primarily related to increases of $3.1 million in clinical trial and preclinical expenses related to LP352, $0.4 million in personnel-related expenses and $0.1 million in expenses related to our preclinical programs.

Research and development expenses were $21.1 million for the six months ended June 30, 2023, an increase of $5.1 million, or 31%, compared to $16.0 million for the six months ended June 30, 2022. The net increase of $5.1 million is primarily related to increases of $3.6 million in clinical trial and preclinical expenses related to LP352, $1.4 million in personnel-related expenses and $0.1 million in other miscellaneous research and development related expenses.

General and Administrative Expenses

General and administrative expenses were $3.1 million for the three months ended June 30, 2023, an increase of $0.5 million, or 17%, compared to $2.6 million for the three months ended June 30, 2022. The net increase of $0.5 million is primarily related to a $0.4 million increase in personnel-related expenses.

General and administrative expenses were $6.5 million for the six months ended June 30, 2023, an increase of $1.4 million, or 27%, compared to $5.1 million for the six months ended June 30, 2022. The net increase of $1.4 million is primarily related to increases of $0.8 million in consulting and professional fees, $0.6 million in personnel-related expenses and $0.2 million of miscellaneous expenses, offset by a decrease of $0.2 million in insurance expenses.

Liquidity and Capital Resources

As of June 30, 2023, we had cash, cash equivalents and short-term investments of $63.0 million and working capital of $57.7 million to fund future operations. As of December 31, 2022, we had cash, cash equivalents and short-term investments of $67.6 million and working capital of $61.1 million to fund future operations.

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

Sales Agreement

In September 2022, we entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as sales agent (Cantor Fitzgerald), pursuant to which we may issue and sell our common stock from time to time through an “at the market offering” (ATM) program under the Sales Agreement. We have no obligation to sell any shares of common stock under the Sales Agreement and may at any time suspend sales under the Sales Agreement. Cantor Fitzgerald will be entitled to compensation in an amount of 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. A maximum of $20.0 million of shares of common stock may be sold under the Sales Agreement. We did not sell any shares of our common stock under the Sales Agreement as of June 30, 2023.

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

Our future capital requirements will depend on many factors, including:

•
the type, number, scope, progress, expansions, results, costs and timing of our research programs, preclinical studies and clinical trials for our current and any future product candidates and the potential indications which we are pursuing or may choose to pursue in the future;
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

•
costs associated with any product candidates, products or technologies that we may in-license or acquire; and
•
if we experience any delays or encounter any issues with any of the above, which may be exacerbated by macroeconomic events stemming from the COVID-19 pandemic or evolving geopolitical developments such as the conflict in Ukraine.

Developing pharmaceutical products, including conducting research, preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval for any product candidates or generate revenue from the sale of any product candidate for which we may obtain marketing approval. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for at least several years, if ever. As a result, we will need substantial additional financing to support our continuing operations and further the development of and commercialize our product candidates.

Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic, the conflict in Ukraine or otherwise. Recent bank failures have also caused increased concerns about liquidity in the broader financial services industry, and our business, our business partners, or our industry as a whole may be adversely impacted in ways that we cannot predict at this time. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our research and development programs, future commercialization efforts or other operations, or grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves, which would have a negative impact on our financial condition.

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(26,551)	$(18,539)
Net cash provided by (used in) investing activities	14,045	(20,091)
Net cash provided by financing activities	21,235	—
Net increase (decrease) in cash and cash equivalents	$8,729	$(38,630)

Operating Activities

Net cash used in operating activities was $26.6 million and $18.5 million for the six months ended June 30, 2023 and 2022, respectively. Net cash used in operating activities for the six months ended June 30, 2023 was primarily due to our net loss of $26.5 million, adjusted for $1.5 million of stock-based compensation expense and $1.3 million from changes in operating assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2022 was primarily due to our net loss of $21.0 million, adjusted for $1.3 million of stock-based compensation expense and $1.0 million from changes in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $14.0 million for the six months ended June 30, 2023 and net cash used by investing activities was $20.1 million for the six months ended June 30, 2022. Net cash provided by investing activities for the six months ended June 30, 2023 was related to $34.4 million of short-term investment purchases, which was offset by $48.4 million in short-term investment maturities. Net cash used in investing activities for the six months ended June 30, 2022 was related to $34.3 million of short-term investment purchases, which was offset by $14.2 million in short-term investment maturities.

Financing Activities

Net cash provided by financing activities was $21.2 million and none for the six months ended June 30, 2023 and 2022, respectively. Net cash provided by financing activities during the six months ended June 30, 2023 was primarily comprised of net proceeds of $21.2 million from our follow-on public offering.

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

While our significant accounting policies are described in more detail in the notes to our financial statements appearing in our 2022 Annual Report, we believe that the following accounting policies are critical to understanding our historical and future performance, as the policies relate to the more significant areas involving management’s judgments and estimates used in the preparation of our financial statements. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2023, as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report.

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

As of June 30, 2023, a hypothetical 10.0 percent increase in our liability for accrued research and development expenses would have resulted in an increase to our net loss of approximately $0.4 million.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023, the end of the period covered by this Quarterly Report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Limited Operating History, Financial Position and Need For Additional Capital

We have a limited operating history, and we have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.*

We were incorporated in January 2020 and we have a limited operating history upon which you can evaluate our business and prospects. Our operations to date have been primarily focused on organizing and staffing our company, research and development activities, business planning, raising capital, in-licensing intellectual property rights and establishing our intellectual property portfolio, and providing general and administrative support for these operations. LP352, our most advanced product candidate, is in early- to mid-stage clinical development. We have not yet commenced clinical studies for our product candidate LP659, and our other development efforts are in the research stage. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry, including an ability to obtain regulatory approval of a product candidate, manufacture any product candidate at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In addition, we have limited experience completing clinical trials as a company. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception in January 2020. For the three and six months ended June 30, 2023, we reported net losses of $15.0 million and $26.5 million, respectively. As of June 30, 2023, we had an accumulated deficit of $112.6 million.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we:

•
continue to invest in our research and development activities, including conducting preclinical studies;
•
submit Investigational New Drug applications (INDs) and conduct clinical trials for our current and future product candidates;
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

As of June 30, 2023, our cash, cash equivalents and short-term investments were $63.0 million. We believe, based on our current operating plan, that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

On March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Subsequently, the U.S. Treasury, Federal Reserve and FDIC announced that SVB depositors would have access to all of their money. We have a banking relationship with SVB and hold a small amount of cash in SVB depository accounts to cover short-term operational payments. While we have not experienced any losses in such accounts, the recent failure of SVB caused us to utilize our accounts at other financial institutions in order to mitigate potential operational risks stemming from the temporary inability to access funds in our SVB operating accounts. Bank failures such as SVB’s could significantly impair our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations, and could negatively impact the financial institutions with which we have direct arrangements, or the financial services industry or economy in general.

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

Our business could be adversely affected by conditions in the U.S. and global economies, the United States and global financial markets and adverse geopolitical and macroeconomic developments, including rising inflation rates, the COVID-19 pandemic, the conflict between Ukraine and Russia and related sanctions, bank failures, and economic uncertainties related to these conditions.

For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In response to rising inflation, the U.S. Federal Reserve has raised, and may again raise, interest rates, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. The failures of Silvergate Bank, SVB and Signature Bank in March 2023 and First Republic Bank in May 2023, fears of Credit Suisse’s failure leading to the acquisition of Credit Suisse by UBS that was announced in March 2023 and completed in June 2023, and fears of other bank failures, may exacerbate these risks. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business.

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

Risks Related to the Development and Commercialization of Our Product Candidates

We are early in our development efforts and have only one product candidate, LP352, in clinical testing, with plans to initiate a Phase 1 clinical trial for another product candidate, LP659, later this year. Our other development efforts are focused in the earlier stages of research and development. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.*

We are in the early stages of our development efforts, and none of our product candidates have advanced into a pivotal study. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

We currently have one product candidate, LP352, in the clinical testing phase of development. We have completed the SAD and MAD portions of a Phase 1 clinical trial and are currently conducting the PACIFIC Study, a Phase 1b/2a clinical trial for this product candidate. We submitted an IND to the FDA for LP659, our next most advanced product candidate, earlier this year. The FDA has placed our IND on partial clinical hold, which means we can commence a Phase 1 clinical trial with LP659 up to a certain dose level. We plan to initiate a Phase 1 clinical trial in healthy volunteers later this year, subject to our continuing evaluation of the partial clinical hold and any additional feedback we may receive from the FDA. We may determine that dosing at levels higher than currently permitted by the FDA will be advisable or necessary to evaluate the safety and efficacy of LP659, and we may not be able to obtain the FDA’s permission to dose at such higher levels. In these or other instances we could defer or decline initiation of our planned Phase 1 clinical trial for LP659. All of our other development efforts are in the research stage and we will need to progress them through IND-enabling studies and submit INDs to the FDA or other comparable foreign regulatory agencies prior to initiating their clinical development.

The success of our product candidates will depend on several factors, including the following:

•
successful enrollment in clinical trials and completion of clinical trials and preclinical studies with favorable results;
•
clearance of INDs by the FDA or similar regulatory filings by comparable foreign regulatory authorities for the conduct of clinical trials of our product candidates and our proposed design of future clinical trials, including dosing levels;
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

We have licensed our product candidates from Arena, which has been acquired by Pfizer. The fields of the licenses for certain of these product candidates contain restrictions. For example, the field of license for LP659 is for developmental, degenerative and autoimmune disease, disorders or conditions of the CNS or peripheral nervous system. We also rely on Arena to help protect the intellectual property rights relating to our licensed product candidates. The scope of our license or Arena’s failure to cooperate with us to protect our intellectual property could have an adverse impact on our ability to develop our product candidates and could limit our ability to successfully commercialize our product candidates.

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

In particular, while we have results from the SAD and MAD portions of a Phase 1 clinical trial of LP352, we do not know how LP352 will perform in future clinical trials, including the ongoing PACIFIC Study. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and earlier clinical trials, and many product candidates fail in clinical trials despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, or after others, including regulatory authorities, disagreed with such companies’ views and interpretations of the data and results from earlier preclinical studies or clinical trials. As we investigate LP352 for developmental and epileptic encephalopathies (DEEs) and other epileptic diseases, we may encounter difficulties that we have not yet encountered. For example, LP352 is being designed and dose-optimized for DEEs. This work is ongoing and we may encounter unforeseen difficulties. Furthermore, earlier this year we submitted an IND to the FDA for LP659. The FDA has authorized us to proceed with clinical testing under the IND but placed a partial clinical hold on proposed higher doses. We plan to initiate a Phase 1 trial in healthy volunteers later this year, subject to our evaluation of the partial clinical hold and any additional feedback we may receive from the FDA. For these and other reasons, we may not initiate or complete Phase 1 clinical studies for LP659 or other current or future product candidates in the time or manner we desire, or at all.

Events that may prevent successful or timely completion of clinical development include:

•
delays in reaching a consensus with regulatory authorities on trial design or implementation;
•
delays in obtaining regulatory authorization to commence a trial as proposed or at all;
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

We have limited experience as a company in conducting clinical trials, have never conducted later-stage clinical trials or submitted an NDA or other marketing application, and may be unable to do so for any of our product candidates.*

We are early in our development efforts for our product candidates, and we will need to successfully complete Phase 1 clinical trials and later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market LP352, LP659, or any future product candidates. Carrying out clinical trials and the submission of marketing applications is complicated. To date, we have only completed a limited number of Phase 1 trials for one of our product candidates, LP352.We have not completed any later-stage or pivotal clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA or other comparable foreign regulatory submission for any product candidate. We also plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years. This may be a difficult process to manage with our limited resources and may divert the attention of management. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of our product candidates will be required or how such trials will have to be designed. For example, we are currently conducting a “basket” Phase 1b/2a trial with LP352 in which participants with different DEEs are being enrolled and which is designed to include multiple clinically defined populations under one investigational protocol. We may seek to conduct our pivotal trials for LP352 with a similar design. Such a trial design could potentially decrease the time to study new populations by decreasing administrative burden, however, this trial may not provide opportunities for accelerated regulatory pathways and may not overcome limitations to extrapolating data from the experience in one disease to other diseases, because safety and efficacy results in each indication may be analyzed separately. Accordingly, clinical success in a basket trial, or any trial in one indication, may not predict success in another indication. The FDA and other regulatory health authorities may not view such a design or the data from such trials favorably. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting marketing applications for and commercializing our product candidates.

Because we have multiple product candidates in our pipeline and are considering a variety of target indications, we may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.*

Because we have limited financial and managerial resources, we focus on specific product candidates, indications and development programs. We may also conduct several clinical trials for our product candidates in parallel over the next several years, which may make our decision as to which product candidates to focus on more difficult. For example, we are currently conducting the PACIFIC Study for LP352 for the treatment of seizures associated with DEEs, which may include Dravet syndrome, Lennox-Gastaut syndrome (LGS) and tuberous sclerosis complex (TSC), among others, which we initiated in the first quarter of 2022. Further, we are developing LP659, which is in the preclinical stage and being explored for multiple neurological diseases, and for which we submitted an IND to the FDA earlier this year. We plan to initiate a Phase 1 clinical trial for LP659 in healthy volunteers later this year, subject to our evaluation of a partial clinical hold placed by the FDA on higher proposed doses and any additional feedback we may receive from the FDA. In addition, we have earlier-stage research efforts ongoing. As a result, we may forgo or delay pursuit of opportunities with other product candidates or other indications that could have had greater commercial potential or likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. In addition, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. To demonstrate the safety of our clinical products, we may also be required to conduct extensive clinical trials and nonclinical studies, some of which have not been initiated or completed, and may not be completed for several years. For example, we believe that we will need to conduct additional nonclinical studies in juvenile animals, as well as develop a liquid formulation, to support the evaluation of LP352 in pediatric populations. We also expect that we will need to conduct additional toxicology, long-term carcinogenicity and other nonclinical studies to support the safety evaluation of LP352 and any of our product candidates intended to be administered for an extended period of time. There is no assurance our development or these studies will be successful. In addition, results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program. For example, we submitted an IND for LP659 earlier this year. The FDA has authorized us to proceed with clinical testing under the IND but placed a partial clinical hold on proposed higher doses. We plan to initiate a Phase 1 clinical trial in healthy volunteers later this year, subject to our continuing evaluation of the partial clinical hold and any additional feedback we may receive from the FDA. We may determine that dosing at levels higher than currently permitted by the FDA will be advisable or necessary to evaluate the safety and efficacy of LP659, and we may not be able to obtain the FDA’s permission to dose at such higher levels.

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
•
the population studied in the clinical trial may not be sufficiently broad or representative to assure safety or demonstrate efficacy in the full population for which we seek approval;
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

Furthermore, our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us and if we fail to comply with our obligations under these agreements, including due to the impact of adverse macroeconomic and geopolitical developments such as the COVID-19 pandemic or the invasion of Ukraine by Russia, or any economic slowdowns, recessions, market corrections, inflation, rising interest rates, bank failures and tightening of credit markets resulting therefrom, on our business operations or our use of the intellectual property licensed to us in an unauthorized manner, or we are subject to a bankruptcy, we may be required to pay damages and the licensor may have the right to terminate the license.

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

In addition, to the extent the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

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

The price of our stock may be volatile, and you could lose all or part of your investment.*

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock from January 1, 2022, to August 1, 2023, has ranged from a low of $2.95 to a high of $10.05. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

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
•
geopolitical and macroeconomic conditions, including the COVID-19 pandemic, the conflict in Ukraine, economic slowdowns, recessions, inflation, rising interest rates, bank failures and tightening of credit markets; and
•
other events or factors, many of which are beyond our control.

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

Sales of a substantial number of shares of our common stock by our existing stockholders, including Arena (or Pfizer), in the public market, or the perception that such sales could occur, could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2023, there were a total of 20,544,609 shares of common stock outstanding, which does not include the shares of our non-voting common stock that may be converted into an aggregate of 2,420,755 shares of our common stock.

In addition, as of June 30, 2023, Arena, a wholly owned subsidiary of Pfizer, owned 3,978,540 shares, or 17.3%, of our outstanding shares of voting and non-voting common stock. The sale by Arena of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our common stock.

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

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts if we are able to obtain marketing approval of any of our current or future product candidates, research and development activities, and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in September 2022, we entered into the Sales Agreement with Cantor Fitzgerald, pursuant to which we may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $20.0 million through Cantor Fitzgerald acting as the sales agent. We have not sold any shares of common stock under the Sales Agreement as of June 30, 2023. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

Significant disruptions of our information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us.*

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may have access to our computer networks or our confidential information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. In addition, we have enabled our employees to work remotely, which may make us more vulnerable to cyberattacks. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the access to or extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. In addition, the prevalent use of mobile devices increases the risk of data security incidents.

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

None.

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

10.1*+	Non-Employee Director Compensation Policy, as amended and restated May 25, 2023.
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

32.1*#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Indicates management contract or compensatory plan.
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

Longboard Pharmaceuticals, Inc.

Date: August 3, 2023	By:	/s/ Kevin R. Lind
Kevin R. Lind
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Brandi L. Roberts
Brandi L. Roberts
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)