Form 10-Q
period 2023-09-30
Longboard Pharmaceuticals, Inc.
filed 2023-11-02
CIK 1832168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the registrant had 23,857,249 shares of common stock, $0.0001 par value per share, outstanding, comprised of 21,436,494 shares of voting common stock, $0.0001 par value per share, and 2,420,755 shares of non-voting common stock, $0.0001 par value per share.

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
•
the effects on our operations of general political and economic conditions, including the COVID-19 pandemic, the conflicts in Ukraine and the Middle East, economic slowdowns, recessions or market corrections, inflation, rising interest rates, tightening of credit markets, bank failures or others; and
•
other risks and uncertainties, including those described under Part II, Item 1A, “Risk Factors” of this Quarterly Report.

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
•
We will need substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. The effects of macroeconomic conditions and geopolitical events, including economic slowdowns, recessions, inflation, rising interest rates, bank failures and tightening of credit markets caused by COVID-19 or another pandemic, the conflicts in Ukraine, the Middle East or elsewhere, or otherwise, may limit our access to capital. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.
•
We are early in our development efforts. Our most advanced product candidate, LP352, is in a Phase 1b/2a clinical trial, with topline results expected in January 2024, and we expect to initiate dosing in a Phase 1 clinical trial for our next most advanced product candidate, LP659, later this year. Our other development efforts are in the research stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Longboard Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

	September 30,	December 31,
(in thousands, except share and per share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$23,910	$10,775
Short-term investments	32,106	56,814
Prepaid expenses and other current assets	2,307	2,249
Total current assets	58,323	69,838
Right-of-use assets	500	736
Property and equipment	5	9
Other long-term assets	36	33
Total assets	$58,864	$70,616
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$363	$1,310
Accrued research and development expenses	3,652	4,168
Accrued compensation and related expenses	1,819	2,438
Accrued other expenses	484	490
Right-of-use liabilities, current portion	394	358
Total current liabilities	6,712	8,764
Right-of-use liabilities, net of current portion	108	382
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value; authorized shares - 10,000,000 at September 30, 2023 and December 31, 2022; issued and outstanding shares - none at September 30, 2023 and December 31, 2022	—	—
Voting common stock, $0.0001 par value; authorized shares - 300,000,000 at September 30, 2023 and December 31, 2022; issued and outstanding shares - 21,426,199 and 13,585,950 at September 30, 2023 and December 31, 2022, respectively	2	1
Non-voting common stock, $0.0001 par value; authorized shares - 10,000,000 at September 30, 2023 and December 31, 2022; issued and outstanding shares - 2,420,755 and 3,629,400 at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	177,754	148,303
Accumulated other comprehensive loss	(181)	(692)
Accumulated deficit	(125,531)	(86,142)
Total stockholders' equity	52,044	61,470
Total liabilities and stockholders' equity	$58,864	$70,616

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Operating expenses:
Research and development	$10,488	$9,403	$31,554	$25,445
General and administrative	3,094	2,481	9,632	7,626
Total operating expenses	13,582	11,884	41,186	33,071
Loss from operations	(13,582)	(11,884)	(41,186)	(33,071)
Interest income, net	662	287	1,838	446
Other income (expense)	(14)	1	(41)	25
Net loss	$(12,934)	$(11,596)	$(39,389)	$(32,600)

Net loss per share, basic and diluted	$(0.55)	$(0.68)	$(1.77)	$(1.90)

Weighted-average shares outstanding, basic and diluted	23,487,457	17,173,838	22,299,998	17,130,573

Comprehensive loss:
Net loss	$(12,934)	$(11,596)	$(39,389)	$(32,600)
Unrealized gain (loss) on short-term investments	109	(131)	511	(751)
Comprehensive loss	$(12,825)	$(11,727)	$(38,878)	$(33,351)

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(39,389)	$(32,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,394	2,065
Depreciation	4	4
(Accretion) amortization of premiums on investments, net	(575)	263
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(185)	(815)
Accounts payable	(946)	(452)
Accrued research and development expenses	(516)	2,555
Accrued compensation and related expenses	(620)	109
Accrued other expenses	(5)	477
Operating right-of-use assets and lease liabilities, net	(2)	2
Net cash used in operating activities	(39,840)	(28,392)
Cash flows from investing activities:
Purchases of short-term investments	(53,056)	(50,848)
Maturities of short-term investments	78,850	31,639
Net cash provided by (used in) investing activities	25,794	(19,209)
Cash flows from financing activities:
Proceeds from issuance of common stock	28,960	—
Payments for offering costs	(2,001)	—
Proceeds from exercise of stock options	222	—
Net cash provided by financing activities	27,181	—
Net increase (decrease) in cash and cash equivalents	13,135	(47,601)
Cash and cash equivalents at the beginning of the period	10,775	66,346
Cash and cash equivalents at the end of the period	$23,910	$18,745

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

Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all of its resources to research and development (R&D) activities, organizing and staffing, business planning, raising capital, in-licensing intellectual property rights and establishing its intellectual property portfolio, and providing general and administrative (G&A) support for these operations, and has funded its operations primarily with the net proceeds from the issuance of Series A Preferred Stock and common stock. The Company has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $125.5 million and $86.1 million as of September 30, 2023 and December 31, 2022, respectively.

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

Geopolitical and macroeconomic events, such as the COVID-19 pandemic, bank failures, and the conflicts in Ukraine and the Middle East, continue to evolve and have resulted in a significant disruption of global financial markets. The Company’s ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from such events. If the disruption persists or deepens, the Company could experience an inability to access additional capital.

As of September 30, 2023, the Company had available cash, cash equivalents and short-term investments of $56.0 million and working capital of $51.6 million to fund future operations. Management believes that its capital resources as of September 30, 2023 will be sufficient to fund the Company’s operations for at least 12 months after the date these unaudited condensed financial statements are issued.

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

R&D Expenses

R&D expenses are expensed in the periods in which they are incurred. External expenses consist primarily of payments to contract research organizations, outside consultants and other third parties in connection with the Company’s research, preclinical and clinical activities, process development, manufacturing activities, regulatory and other services. Certain R&D external expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers or the estimate of the level of service that has been performed at each reporting date. R&D expenses amounted to $10.5 million, $31.6 million, $9.4 million and $25.4 million for the three and nine months ended September 30, 2023 and 2022, respectively.

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

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share as it would be anti-dilutive:

	Nine Months Ended September 30,
	2023	2022
Options to purchase common stock	3,888,920	2,355,648
Restricted stock awards, issued but unvested	—	14,527
Total	3,888,920	2,370,175

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

In February 2022, Russia commenced a military invasion of Ukraine causing ongoing geopolitical turmoil, including continuing military action in the region and sanctions imposed on Russia. In addition, as of October 2023, there is a war in the Middle East.

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

The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2023
Assets:
Money market funds	$11,132	$11,132	$—	$—

Commercial paper	$19,847	$—	$19,847	$—
Corporate debt securities	4,193	—	4,193	—
Government and agency securities	18,007	16,028	1,979	—
Total assets measured at fair value	$53,179	$27,160	$26,019	$—

As of December 31, 2022
Assets:
Money market funds	$8,784	$8,784	$—	$—

Commercial paper	$19,429	$—	$19,429	$—
Corporate debt securities	19,737	—	19,737	—
Government and agency securities	18,639	14,759	3,880	—
Total assets measured at fair value	$66,589	$23,543	$43,046	$—

Note 4. Short-Term Investments

The following table summarizes short-term investments:

	As of September 30, 2023
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$13,907	$—	$(8)	$13,899
Corporate debt securities	4,272	—	(79)	4,193
Government and agency securities	14,107	2	(95)	14,014
Total short-term investments	$32,286	$2	$(182)	$32,106

	As of December 31, 2022
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$18,453	$—	$(15)	$18,438
Corporate debt securities	20,090	—	(353)	19,737
Government and agency securities	18,963	1	(325)	18,639
Total short-term investments	$57,506	$1	$(693)	$56,814

The following table summarizes the maturities of the Company's short-term investments at September 30, 2023:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$32,286	$32,106
Total short-term investments	$32,286	$32,106

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, at September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Commercial paper	9	$13,899	$(8)	—	$—	$—	9	$13,899	$(8)
Corporate debt securities	—	—	—	3	4,193	(79)	3	4,193	(79)
Government and agency securities	—	—	—	2	3,108	(95)	2	3,108	(95)
	9	$13,899	$(8)	5	$7,301	$(174)	14	$21,200	$(182)

	As of December 31, 2022
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Commercial paper	8	$7,934	$(15)	—	$—	$—	8	$7,934	$(15)
Corporate debt securities	7	7,626	(43)	9	12,111	(310)	16	19,737	(353)
Government and agency securities	3	4,511	(37)	6	10,653	(288)	9	15,164	(325)
	18	$20,071	$(95)	15	$22,764	$(598)	33	$42,835	$(693)

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

Note 5. Accrued Other Expenses

Accrued other expenses consisted of the following:

	As of
(in thousands)	September 30, 2023	December 31, 2022
Accrued consulting fees	$259	$254
Accrued legal and accounting fees	102	127
Accrued travel expenses	48	43
Accrued taxes	30	34
Accrued computer related expenses	14	15
Accrued other	31	17
Total	$484	$490

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

Sales Agreement

In September 2022, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as sales agent (Cantor Fitzgerald), pursuant to which it may issue and sell its common stock from time to time through an “at the market offering” (ATM) program under the Sales Agreement. The Company has no obligation to sell any shares of common stock under the Sales Agreement and may at any time suspend sales under the Sales Agreement. Cantor Fitzgerald will be entitled to compensation in an amount of 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. In August 2023, the Sales Agreement was updated to reflect a maximum of $75.0 million of shares of common stock that may be sold under the Sales Agreement. The Company has sold 822,250 shares of its common stock under the Sales Agreement for gross proceeds of $6.0 million as of September 30, 2023.

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

Voting Common Stock and Non-Voting Common Stock

As of September 30, 2023, the Company had 21,426,199 shares of voting common stock outstanding and 2,420,755 shares of non-voting common stock outstanding. As of December 31, 2022, the Company had 13,585,950 shares of voting common stock outstanding and 3,629,400 shares of non-voting common stock outstanding.

Reconciliation of Changes in Stockholders’ Equity

The following tables document the changes in stockholders' equity for the three and nine months ended September 30, 2023 and 2022 (unaudited):

	Voting Common Stock		Non-Voting Common Stock
(in thousands, except shares)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2022	13,585,950	$1	3,629,400	$—	$148,303	$(692)		$(86,142)	$61,470
Issuance of common stock in follow-on public offering	5,750,000	1	—	—	21,187	—		—	21,188
Conversion of non-voting common stock to voting common stock	1,208,645	—	(1,208,645)	—	—	—		—	—
Financing related fees	—	—	—	—	(37)	—		—	(37)
Stock-based compensation	—	—	—	—	697	—		—	697
Unrealized gain on short-term investments, net	—	—	—	—	—	271		—	271
Net loss	—	—	—	—	—	—		(11,456)	(11,456)
Balance at March 31, 2023	20,544,595	$2	2,420,755	$—	$170,150	$(421)		$(97,598)	$72,133
Financing related fees	—	—	—	—	(46)	—		—	(46)
Stock-based compensation	—	—	—	—	841	—		—	841
Exercise of stock options	10,014	—	—	—	48	—	—	—	48
Unrealized gain on short-term investments, net	—	—	—	—	—	131		—	131
Net loss	—	—	—	—	—	—		(14,999)	(14,999)
Balance at June 30, 2023	20,554,609	$2	2,420,755	$—	$170,993	$(290)		$(112,597)	$58,108
Issuance of common stock in at the market offering	822,250	—	—	—	5,960	—		—	5,960
Financing related fees	—	—	—	—	(229)	—		—	(229)
Stock-based compensation	—	—	—	—	856	—		—	856
Exercise of stock options	49,340	—	—	—	174	—		—	174
Unrealized gain on short-term investments, net	—	—	—	—	—	109		—	109
Net loss	—	—	—	—	—	—		(12,934)	(12,934)
Balance at September 30, 2023	21,426,199	$2	2,420,755	$—	$177,754	$(181)		$(125,531)	$52,044

	Voting Common Stock		Non-Voting Common Stock
(in thousands, except shares)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2021	13,440,761	$1	3,629,400	$—	$145,683	$(164)		$(42,197)	$103,323
Vesting of restricted stock	43,554	—	—	—	—	—		—	—
Stock-based compensation	—	—	—	—	571	—		—	571
Unrealized loss on short-term investments, net	—	—	—	—	—	(432)		—	(432)
Net loss	—	—	—	—	—	—		(9,597)	(9,597)
Balance at March 31, 2022	13,484,315	$1	3,629,400	$—	$146,254	$(596)		$(51,794)	$93,865
Vesting of restricted stock	43,554	—	—	—	—	—		—	—
Stock-based compensation	—	—	—	—	699	—		—	699
Unrealized loss on short-term investments, net	—	—	—	—	—	(188)		—	(188)
Net loss	—	—	—	—	—	—		(11,407)	(11,407)
Balance at June 30, 2022	13,527,869	$1	3,629,400	$—	$146,953	$(784)		$(63,201)	$82,969
Vesting of restricted stock	43,554	—	—	—	—	—		—	—
Stock-based compensation	—	—	—	—	795	—		—	795
Unrealized loss on short-term investments, net	—	—	—	—	—	(131)		—	(131)
Net loss	—	—	—	—	—	—		(11,596)	(11,596)
Balance at September 30, 2022	13,571,423	$1	3,629,400	$—	$147,748	$(915)		$(74,797)	$72,037

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

The Company's board of directors adopted the 2021 Equity Incentive Plan (2021 Plan) in February 2021 and the Company's stockholders approved the 2021 Plan in March 2021. The 2021 Plan became effective on March 11, 2021. The 2021 Plan is the successor and continuation of the 2020 Plan. No additional awards may be granted under the 2020 Plan and all outstanding awards under the 2020 Plan remain subject to the terms of the 2020 Plan. As of September 30, 2023, the 2021 Plan authorizes and provides for the issuance of up to 4,496,412 shares of common stock, which consists of 3,888,920 shares of common stock subject to outstanding options and 607,492 shares of common stock available for grant. The number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, through January 1, 2031, in an amount equal to (i) 5% of the total number of shares of common stock outstanding on December 31 of the fiscal year before the date of each automatic increase (determined on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock), or (ii) a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2020 and 2021 Plans (or collectively, the Equity Plans) is ten years and, in general, the options issued under the Equity Plans vest over a one to four year period from the vesting commencement date.

Stock Award Grants under the Equity Plans

A summary of the Company’s stock option activity is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	2,395,748	$5.50	8.3	$48
Options granted	1,676,145	4.64
Options exercised	(59,354)	3.73
Options forfeited/cancelled	(123,619)	6.34
Balance at September 30, 2023	3,888,920	$5.13	8.3	$4,349

Vested and expected to vest at September 30, 2023	3,888,920	$5.13	8.3	$4,349
Options exercisable at September 30, 2023	1,645,510	$5.34	7.5	$2,129

Options exercisable at September 30, 2023 included 1,456,766 vested stock options and 188,744 stock options that are subject to an early exercise provision.

The following table presents the weighted-average assumptions used for the stock option grants for the three and nine months ended September 30, 2023 and 2022, along with the related grant date fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock price	$6.00	$3.60	$4.64	$4.59
Risk-free interest rate	4.41%	2.80%	3.83%	2.09%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	78.27%	75.68%	77.60%	75.22%
Expected life (years)	6.1	6.1	6.0	6.0
Estimated grant date fair value per share of award granted	$4.25	$2.44	$3.22	$3.05

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

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$388	$354	$1,130	$764
General and administrative	468	441	1,264	1,301
Total	$856	$795	$2,394	$2,065

As of September 30, 2023, unrecognized stock-based compensation expense was $7.6 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.6 years.

Employee Stock Purchase Plan

The Company's board of directors adopted the 2021 Employee Stock Purchase Plan (ESPP) in February 2021, the Company's stockholders approved the ESPP in March 2021 and it became effective on March 11, 2021. As of September 30, 2023, the ESPP authorizes the issuance of 697,645 shares of common stock under purchase rights granted to our employees. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, through January 1, 2031, by the lesser of (i) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year before the date of the automatic increase (determining on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock); and (ii) such number of shares of common stock that would cause the aggregate number of shares of common stock then reserved for issuance under the ESPP to equal 1,060,017 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be for a lesser amount of shares. The ESPP permits eligible employees, who elect to participate in an offering under the ESPP, to contribute up to 15% of their eligible earnings (as defined in the ESPP) towards the purchase of shares of common stock. Unless otherwise determined by the Company's board of directors, the price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company’s common stock on the commencement date of each offering period or the relevant purchase date, whichever is lower. There are certain service requirements for an employee to be eligible to participate in the ESPP, and no employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of common stock (as determined in accordance with the ESPP). Offering durations under the ESPP may not be longer than 27 months, and the Company may specify shorter purchase periods within each offering. The ESPP is considered a compensatory plan as defined by the authoritative guidance for stock-based compensation. As of September 30, 2023, the ESPP had not yet been implemented.

Note 9. Commitments and Contingencies

Leases

The Company has a lease agreement for office space located at 4275 Executive Square, Suite 950, La Jolla, California 92037 where it currently occupies 9,289 square feet. The lease expires on December 31, 2024. Monthly rent payments under the lease agreement are approximately $35,000 and will increase to approximately $36,000 in July 2024. A security deposit of approximately $36,000 is included in other long-term assets on the unaudited condensed balance sheet as of September 30, 2023.

For the three and nine months ended September 30, 2023 and 2022, the Company recorded approximately $103,000, $309,000, $96,000 and $289,000, respectively, in rent expense.

The below table provides supplemental cash flow information related to leases as follows (in thousands):

Nine Months Ended
September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$289
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$35

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

September 30, 2023
Operating leases
Right-of-use assets	$500

Right-of-use lease liabilities, current	394
Right-of-use lease liabilities, noncurrent	108
Total operating lease liabilities	$502

Weighted-average remaining lease term
Operating leases	1.3 years

Weighted-average discount rate
Operating leases	10.0%

Future minimum lease commitments are as follows as of September 30, 2023 (in thousands):

Operating Leases
Year Ending December 31,
2023	105
2024	427
Total lease payments	532
Less imputed interest	(30)
Total	$502

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company will accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2023 and December 31, 2022, the Company is not a party to any litigation.

Note 10. Employment Benefits

Effective in June 2021, the Company established a 401(k) salary deferral plan for its employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company provides a safe harbor contribution of up to 4% of the employee's compensation, not to exceed eligible limits, and subject to employee participation. For the three and nine months ended September 30, 2023 and 2022, the Company incurred approximately $75,000, $259,000, $58,000 and $230,000, respectively, in expenses related to the safe harbor contribution.

Note 11. Subsequent Events

In October 2023 the compensation committee of the Company’s board of directors amended the 2021 Plan to incorporate an additional pool of 1,000,000 shares that the Company is authorized to issue to individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1, including individuals who were not previously an employee or director of the Company or are following a bona fide period of non-employment, in each case as an inducement material to such individual’s agreement to enter into employment with the Company.

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

We are currently focused on developing the following product candidates in our pipeline, both of which are licensed from Arena:

•
LP352 is an oral, centrally acting, 5-hydroxytryptamine 2C receptor subtype (5-HT2C) superagonist. It is currently in a Phase 1b/2a clinical trial evaluating participants ages 12 to 65 years old with a broad range of developmental and epileptic encephalopathies (DEEs), including Lennox-Gastaut syndrome, Dravet syndrome and other DEEs. Enrollment was completed in the summer of 2023 with 52 participants enrolled, and topline data are expected in January 2024.
•
LP659 is an oral, centrally acting, sphingosine-1-phosphate (S1P) receptor subtypes 1 and 5 (S1P1,5) modulator. We expect to initiate dosing in a Phase 1 single-ascending dose (SAD) clinical trial for LP659 in healthy volunteers later this year and to have topline SAD data in the first half of 2024.

Since our inception, we have devoted substantially all of our resources to research and development activities, organizing and staffing our company, business planning, raising capital, in-licensing intellectual property rights and establishing our intellectual property portfolio, and providing general and administrative support for these operations. We have principally financed our operations to date through the private placement of convertible preferred stock and the completion of our initial public offering (IPO) of our common stock in March 2021. To date, we have raised gross proceeds of approximately $56.0 million from the issuance of our convertible preferred stock, $84.8 million from our IPO, $23.0 million from our follow-on public offering and $6.0 million from our at-the-market offering. As of September 30, 2023, we had cash, cash equivalents and short-term investments of $56.0 million.

We have incurred net losses since our inception. Our net losses were $39.4 million and $32.6 million, respectively, for the nine months ended September 30, 2023 and 2022. As of September 30, 2023, we had an accumulated deficit of $125.5 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect that our expenses and operating losses will increase substantially as product candidates advance through preclinical studies and clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur more significant commercialization expenses for marketing, sales, manufacturing and distribution leading up to and, if ever, after we obtain marketing approval for any of our product candidates, and incur additional costs associated with operating as a public company. We expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We base our estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

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

In addition, the ongoing geopolitical turmoil caused by the conflicts in Ukraine and the Middle East has contributed to further disruption, instability and volatility of the financial markets, which may have an adverse impact on our business or ability to access the capital markets in the future. For a discussion of risks related to the impact of the ongoing conflicts in Ukraine and the Middle East on our business, see Part II, Item 1A, “Risk Factors—Risks Related to Our Limited Operating History, Financial Position and Need For Additional Capital—We will need substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. The effects of macroeconomic conditions and geopolitical events, including economic slowdowns, recessions, inflation, rising interest rates, bank failures and tightening of credit markets caused by COVID-19 or another pandemic, the conflicts in Ukraine, the Middle East or other regions, or otherwise, may limit our access to capital. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.”

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
•
uncertainties in clinical trial design and participant enrollment or drop out or discontinuation rates, particularly in light of the COVID-19 pandemic and the conflicts in Ukraine and the Middle East;
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
•
the impact of any business interruptions to our operations or to those of the third parties with whom we work, particularly in light of the COVID-19 pandemic, recent U.S. bank failures, the conflicts in Ukraine and the Middle East, and general disruption of global supply chains and financial markets; and
•
maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates.

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

Financial Operations Overview

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating expenses:
Research and development	$10,488	$9,403	$31,554	$25,445
General and administrative	3,094	2,481	9,632	7,626
Total operating expenses	13,582	11,884	41,186	33,071
Loss from operations	(13,582)	(11,884)	(41,186)	(33,071)
Interest income, net	662	287	1,838	446
Other income (expense)	(14)	1	(41)	25
Net loss	$(12,934)	$(11,596)	$(39,389)	$(32,600)

Research and Development Expenses

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Direct costs:
LP352	$6,543	$5,965	$18,416	$14,228
Preclinical programs	951	1,043	4,132	4,274
Indirect costs:
Personnel-related	2,648	2,177	7,885	6,058
All other	346	218	1,121	885
Total research and development expenses	$10,488	$9,403	$31,554	$25,445

Research and development expenses were $10.5 million for the three months ended September 30, 2023, an increase of $1.1 million, or 12%, compared to $9.4 million for the three months ended September 30, 2022. The net increase of $1.1 million is primarily related to increases of $0.6 million in clinical trial and preclinical expenses related to LP352 and $0.5 million in personnel-related expenses.

Research and development expenses were $31.6 million for the nine months ended September 30, 2023, an increase of $6.2 million, or 24%, compared to $25.4 million for the nine months ended September 30, 2022. The net increase of $6.2 million is primarily related to increases of $4.2 million in clinical trial and preclinical expenses related to LP352, $1.8 million in personnel-related expenses and $0.2 million in other miscellaneous research and development related expenses.

General and Administrative Expenses

General and administrative expenses were $3.1 million for the three months ended September 30, 2023, an increase of $0.6 million, or 25%, compared to $2.5 million for the three months ended September 30, 2022. The net increase of $0.6 million is primarily related to increases of $0.4 million in personnel-related expenses, $0.3 million in consulting and professional fees and $0.1 million of miscellaneous expenses, offset by a decrease of $0.2 million in insurance expenses.

General and administrative expenses were $9.6 million for the nine months ended September 30, 2023, an increase of $2.0 million, or 26%, compared to $7.6 million for the nine months ended September 30, 2022. The net increase of $2.0 million is primarily related to increases of $1.1 million in consulting and professional fees, $1.0 million in personnel-related expenses and $0.3 million of miscellaneous expenses, offset by a decrease of $0.4 million in insurance expenses.

Liquidity and Capital Resources

As of September 30, 2023, we had cash, cash equivalents and short-term investments of $56.0 million and working capital of $51.6 million to fund future operations. As of December 31, 2022, we had cash, cash equivalents and short-term investments of $67.6 million and working capital of $61.1 million to fund future operations.

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

Sales Agreement

In September 2022, we entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as sales agent (Cantor Fitzgerald), pursuant to which we may issue and sell our common stock from time to time through an “at the market offering” (ATM) program under the Sales Agreement. We have no obligation to sell any shares of common stock under the Sales Agreement and may at any time suspend sales under the Sales Agreement. Cantor Fitzgerald will be entitled to compensation in an amount of 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. In August 2023, the Sales Agreement was updated to reflect a maximum of $75.0 million of shares of common stock that may be sold under the Sales Agreement. We have sold 822,250 shares of our common stock under the Sales Agreement for gross proceeds of $6.0 million as of September 30, 2023.

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

•
costs associated with any product candidates, products or technologies that we may in-license or acquire; and
•
if we experience any delays or encounter any issues with any of the above, which may be exacerbated by macroeconomic events stemming from the COVID-19 pandemic or evolving geopolitical developments such as the conflicts in Ukraine and the Middle East.

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

Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic, the conflicts in Ukraine, the Middle East or other regions, or otherwise. Recent bank failures have also caused increased concerns about liquidity in the broader financial services industry, and our business, our business partners, or our industry as a whole may be adversely impacted in ways that we cannot predict at this time. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our research and development programs, future commercialization efforts or other operations, or grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves, which would have a negative impact on our financial condition.

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(39,840)	$(28,392)
Net cash provided by (used in) investing activities	25,794	(19,209)
Net cash provided by financing activities	27,181	—
Net increase (decrease) in cash and cash equivalents	$13,135	$(47,601)

Operating Activities

Net cash used in operating activities was $39.8 million and $28.4 million for the nine months ended September 30, 2023 and 2022, respectively. Net cash used in operating activities for the nine months ended September 30, 2023 was primarily due to our net loss of $39.4 million, adjusted for $2.4 million of stock-based compensation expense and $2.3 million from changes in operating assets and liabilities. Net cash used in operating activities for the nine months ended September 30, 2022 was primarily due to our net loss of $32.6 million, adjusted for $2.1 million of stock-based compensation expense and $1.9 million from changes in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $25.8 million for the nine months ended September 30, 2023 and net cash used by investing activities was $19.2 million for the nine months ended September 30, 2022. Net cash provided by investing activities for the nine months ended September 30, 2023 was related to $53.1 million of short-term investment purchases, which was offset by $78.9 million in short-term investment maturities. Net cash used in investing activities for the nine months ended September 30, 2022 was related to $50.8 million of short-term investment purchases, which was offset by $31.6 million in short-term investment maturities.

Financing Activities

Net cash provided by financing activities was $27.2 million and none for the nine months ended September 30, 2023 and 2022, respectively. Net cash provided by financing activities during the nine months ended September 30, 2023 was primarily comprised of net proceeds of $21.2 million from our follow-on public offering and $5.8 million from our at-the-market offering.

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

While our significant accounting policies are described in more detail in the notes to our financial statements appearing in our 2022 Annual Report, we believe that the following accounting policies are critical to understanding our historical and future performance, as the policies relate to the more significant areas involving management’s judgments and estimates used in the preparation of our financial statements. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2023, as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report.

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

As of September 30, 2023, a hypothetical 10.0 percent increase in our liability for accrued research and development expenses would have resulted in an increase to our net loss of approximately $0.4 million.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023, the end of the period covered by this Quarterly Report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Limited Operating History, Financial Position and Need For Additional Capital

We have a limited operating history, and we have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.*

We were incorporated in January 2020 and we have a limited operating history upon which you can evaluate our business and prospects. Our operations to date have been primarily focused on organizing and staffing our company, research and development activities, business planning, raising capital, in-licensing intellectual property rights and establishing our intellectual property portfolio, and providing general and administrative support for these operations. Our most advanced product candidate, LP352, is in a Phase 1b/2a clinical trial, with topline results expected in January 2024. We expect to initiate dosing in a Phase 1 SAD clinical trial in healthy volunteers for our next most advanced product candidate, LP659, later this year. Our other development efforts are in the research stage. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry, including an ability to obtain regulatory approval of a product candidate, manufacture any product candidate at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In addition, we have limited experience completing clinical trials as a company. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception in January 2020. For the three and nine months ended September 30, 2023, we reported net losses of $12.9 million and $39.4 million, respectively. As of September 30, 2023, we had an accumulated deficit of $125.5 million.

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

We will need substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. The effects of macroeconomic conditions and geopolitical events, including economic slowdowns, recessions, inflation, rising interest rates, bank failures and tightening of credit markets caused by COVID-19 or another pandemic, the conflicts in Ukraine, the Middle East or elsewhere, or otherwise, may limit our access to capital. Failure to obtain or have access to this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.*

We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we continue to develop our product candidates in preclinical studies and clinical trials and expand our organization by hiring additional personnel. Our expenses will increase substantially if our product candidates successfully complete early clinical and other studies, and also could increase beyond expectations if the U.S. Food and Drug Administration (FDA) or other regulatory authorities require us to perform clinical and other studies in addition to those that we currently anticipate. In addition, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Furthermore, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to manufacturing, marketing, sales and distribution.

As of September 30, 2023, our cash, cash equivalents and short-term investments were $56.0 million. We believe, based on our current operating plan, that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

Additional funding may not be available on acceptable terms, or at all. As a result of adverse geopolitical and macroeconomic developments, such as the COVID-19 pandemic and actions taken to slow its spread, the ongoing conflict between Ukraine and Russia and related sanctions, and global supply chain challenges, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, high inflation rates and the responses by central banking authorities to control such inflation, declines in consumer confidence, declines in economic growth, bank failures, increases in unemployment rates, and uncertainty regarding economic stability. The war in the Middle East may also impact the financial markets. If the equity and credit markets deteriorate or are otherwise not favorable, it may make any necessary debt or equity financing more difficult, more costly or more dilutive. If we do not raise additional capital in sufficient amounts, we may be prevented from pursuing development and commercialization efforts, which would adversely affect our business, results of operations, financial condition and prospects.

On March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Subsequently, the U.S. Treasury, Federal Reserve and FDIC announced that SVB depositors would have access to all of their money. We have a banking relationship with SVB and hold a small amount of cash in SVB depository accounts to cover short-term operational payments. While we have not experienced any losses in such accounts, the failure of SVB caused us to utilize our accounts at other financial institutions in order to mitigate potential operational risks stemming from the temporary inability to access funds in our SVB operating accounts. Bank failures such as SVB’s could significantly impair our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations, and could negatively impact the financial institutions with which we have direct arrangements, or the financial services industry or economy in general.

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

Our business could be adversely affected by conditions in the U.S. and global economies, the United States and global financial markets and adverse geopolitical and macroeconomic developments, including rising inflation rates, the COVID-19 pandemic, the conflicts in Ukraine and the Middle East and related sanctions, bank failures, and economic uncertainties related to these conditions.

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

Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022, including as a result of economic sanctions and export controls against Russia and countermeasures taken by Russia. The full economic and social impact of these sanctions and countermeasures, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, and/or supply chain continuity, in both Europe and globally, and has introduced significant uncertainty into global markets. The war in the Middle East could also negatively impact our operations. While we do not currently operate in Russia, Ukraine, Eastern Europe or the Middle East, as the adverse effects of conflicts in Ukraine, the Middle East and potentially other regions continue to develop, our business and results of operations may be adversely affected.

Risks Related to the Development and Commercialization of Our Product Candidates

We are early in our development efforts. Our most advanced product candidate, LP352, is in a Phase 1b/2a clinical trial, with topline results expected in January 2024, and we expect to initiate dosing in a Phase 1 clinical trial for our next most advanced product candidate, LP659, later this year. Our other development efforts are in the research stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.*

We are in the early stages of our development efforts, and none of our product candidates have advanced into a pivotal study. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

Our most advanced product candidate, LP352, is in the clinical testing phase of development. We have completed the SAD and MAD portions of a Phase 1 clinical trial and are currently conducting the PACIFIC Study, a Phase 1b/2a clinical trial for this product candidate, for which we expect to report topline data in January 2024. We expect to initiate dosing in a Phase 1 SAD clinical trial for LP659 in healthy volunteers later this year. All of our other development efforts are in the research stage and we will need to progress them through IND-enabling studies and submit INDs to the FDA or other comparable foreign regulatory agencies prior to initiating their clinical development.

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

In particular, while we have results from the SAD and MAD portions of a Phase 1 clinical trial of LP352, we do not know how LP352 will perform in future clinical trials, including the ongoing PACIFIC Study, for which we expect to report topline data in January 2024. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and earlier clinical trials, and many product candidates fail in clinical trials despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, or after others, including regulatory authorities, disagreed with such companies’ views and interpretations of the data and results from earlier preclinical studies or clinical trials. As we investigate LP352 for developmental and epileptic encephalopathies (DEEs) and other epileptic diseases, we may encounter difficulties that we have not yet encountered. For example, LP352 is being designed and dose-optimized for DEEs. This work is ongoing and we may encounter unforeseen difficulties. Furthermore, we expect to initiate dosing in a Phase 1 SAD clinical trial for LP659 in healthy volunteers later this year. The FDA has placed a partial clinical hold on MAD or other repeat dose studies, pending review of safety data from the SAD study and other related information. For these and other reasons, we may not initiate or complete planned or ongoing clinical studies for our current or future product candidates in the time or manner we desire, or at all.

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
•
the impact of geopolitical and macroeconomic developments, including the COVID-19 pandemic, ongoing conflicts in Ukraine and the Middle East, and related economic instability and uncertainty, on our ongoing and planned clinical trials; or
•
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

In addition, adverse geopolitical and macroeconomic developments, including disruptions caused by the COVID-19 or another pandemic or the ongoing conflicts in Ukraine and the Middle East, may increase the likelihood that we encounter difficulties or delays in initiating, screening, enrolling, conducting, or completing our ongoing and planned preclinical studies and clinical trials. Clinical site initiation and participant screening and enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 or another pandemic, or to the extent the ongoing conflicts in Ukraine and the Middle East escalate to involve additional countries, further economic sanctions or wider military conflict impacting regions where we conduct clinical trials. Investigators and participants may not be able to comply with clinical trial protocols if quarantines impede participant movement or interrupt healthcare services. Similarly, our ability to recruit and retain participants and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or another virus, could be limited, which in turn could adversely impact our clinical trial operations. Additionally, we may experience interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the COVID-19 or another pandemic. As a result of the COVID-19 pandemic, we have faced and may continue to face delays in meeting our anticipated timelines for our ongoing and planned clinical trials. For example, the initiation of the MAD portion of the Phase 1 clinical trial of LP352 was delayed, in part, as a result of the impact of the COVID-19 pandemic on the clinical site in the United Kingdom that conducted the SAD portion of the Phase 1 clinical trial for LP352, and subsequently we modified the protocol and relocated the MAD portion of such trial to a new clinical site in the United States. We announced topline data from the MAD portion of such trial in September 2021.

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

Because we have multiple product candidates in our pipeline and are considering a variety of target indications, we may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.*

Because we have limited financial and managerial resources, we focus on specific product candidates, indications and development programs. We may also conduct several clinical trials for our product candidates in parallel over the next several years, which may make our decision as to which product candidates to focus on more difficult. For example, we are currently conducting the PACIFIC Study for LP352 for the treatment of seizures associated with DEEs, which may include Lennox-Gastaut syndrome (LGS),

Dravet syndrome and other DEEs, which we initiated in the first quarter of 2022 and for which we expect to report topline data in January 2024. Further, we expect to initiate dosing in a Phase 1 clinical trial for LP659 later this year. In addition, we have earlier-stage research efforts ongoing. As a result, we may forgo or delay pursuit of opportunities with other product candidates or other indications that could have had greater commercial potential or likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. In addition, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Furthermore, a number of factors could delay or prevent potential participants from participating in our clinical trials. For example, our efforts to build relationships with patient communities may not succeed, which could result in delays in participant enrollment in our clinical trials. Similarly, the escalation of the ongoing conflicts in Ukraine and the Middle East to involve additional countries, further economic sanctions or wider military conflict could result in delays in participant enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain participants in other clinical trials of that same product candidate. Delays or failures in planned participant enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible. In addition, natural disasters or public health epidemics, such as the COVID-19 pandemic, may delay or prevent participants from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us or our partners from completing our clinical trials at all, and harm our ability to obtain approval for such product candidate. Further, if participants drop out of our clinical trials, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols, for example as a result of the COVID-19 pandemic and related illness or actions taken to slow the spread of COVID-19, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

Preliminary, topline and interim data from our clinical trials that we announce or publish from time to time may change as more participant data become available and are subject to audit and verification procedures that could result in material changes in the final data.*

From time to time, we may publicly disclose preliminary or topline data from our clinical trials, such as our announcement in December 2022 of positive topline data from our Phase 1 clinical study evaluating pharmacokinetics and pharmacodynamics of LP352 in healthy volunteers and our announcement expected in January 2024 of topline data from the Phase 1b/2a PACIFIC Study for LP352 for the treatment of seizures associated with DEEs. These disclosures are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical studies. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.*

During the conduct of clinical trials, participants report changes in their health, including illnesses, injuries and discomforts, to their doctor. These conditions may also be observed in preclinical animal studies. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur.

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

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. To demonstrate the safety of our clinical products, we may also be required to conduct extensive clinical trials and nonclinical studies, some of which have not been initiated or completed, and may not be completed for several years. For example, we believe that we will need to conduct additional nonclinical studies in juvenile animals, as well as develop a liquid formulation, to support the evaluation of LP352 in pediatric populations. We also expect that we will need to conduct additional toxicology, long-term carcinogenicity and other nonclinical studies to support the safety evaluation of LP352 and any of our product candidates intended to be administered for an extended period of time. There is no assurance our development or these studies will be successful. In addition, results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program. For example, we submitted an IND for LP659 earlier this year and expect to initiate dosing in a Phase 1 SAD clinical trial for LP659 in healthy volunteers later this year. The FDA placed a partial clinical hold on MAD or other repeat dose studies, however, and we may not be able to obtain the FDA’s permission to proceed with repeat dose studies for LP659 in the manner we propose or at all.

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

Furthermore, our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us and if we fail to comply with our obligations under these agreements, including due to the impact of adverse macroeconomic and geopolitical developments such as the COVID-19 pandemic or the conflicts in Ukraine and the Middle East, or any economic slowdowns, recessions, market corrections, inflation, rising interest rates, bank failures and tightening of credit markets resulting therefrom, on our business operations or our use of the intellectual property licensed to us in an unauthorized manner, or we are subject to a bankruptcy, we may be required to pay damages and the licensor may have the right to terminate the license.

We depend, in part, on our licensors to file, prosecute, maintain, defend, or enforce patents and patent applications that are material to our business.

Patents relating to our product candidates may be controlled by our licensor. Licensors may have rights to file, prosecute, maintain, and defend the patents we have licensed from such licensor. Our ability to settle legal claims may require consent of licensors. If our licensor or any future licensees having rights to file, prosecute, maintain, and defend our patent rights fail to conduct these activities for patents or patent applications covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using, or selling competing products. We cannot be certain that such activities by our licensor have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. If our licensor has the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and, even if we are permitted to pursue such enforcement or defense, we cannot ensure the cooperation of our licensor. We cannot be certain that our licensor will allocate sufficient resources or prioritize its or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business. In addition, even when we have the right to control patent prosecution of licensed patents and patent applications, enforcement of licensed patents, or defense of claims asserting the invalidity of those patents, we may still be adversely affected or prejudiced by actions or inactions of our licensor and its counsel that took place prior to or after our assuming control. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners.

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

Further, we also will rely on third-party manufacturers to supply us with sufficient quantities of our product candidates, to be used, if approved, for commercialization. We do not have long-term supply agreements or commitments with a manufacturer to produce raw materials, active pharmaceutical ingredients or the finished products of our product candidates or the associated packaging. Furthermore, the raw materials for our product candidates are sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. For example, adverse macroeconomic or geopolitical developments such as the COVID-19 or another pandemic, or the ongoing conflicts in Ukraine and the Middle East, could impact our ability to procure sufficient supplies for the development of our products and product candidates. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

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

The price of our stock may be volatile, and you could lose all or part of your investment.*

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock from January 1, 2022, to October 31, 2023, has ranged from a low of $2.95 to a high of $10.05. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

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
•
geopolitical and macroeconomic conditions, including the COVID-19 pandemic, the conflicts in Ukraine and the Middle East, economic slowdowns, recessions, inflation, rising interest rates, bank failures and tightening of credit markets; and
•
other events or factors, many of which are beyond our control.

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

Sales of a substantial number of shares of our common stock by our existing stockholders, including Arena (or Pfizer), in the public market, or the perception that such sales could occur, could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2023, there were a total of 21,426,199 shares of common stock outstanding, which does not include the shares of our non-voting common stock that may be converted into an aggregate of 2,420,755 shares of our common stock.

In addition, as of September 30, 2023, Arena, a wholly owned subsidiary of Pfizer, owned 3,978,540 shares, or 16.7%, of our outstanding shares of voting and non-voting common stock. The sale by Arena of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our common stock.

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

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts if we are able to obtain marketing approval of any of our current or future product candidates, research and development activities, and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, we entered into the Sales Agreement with Cantor Fitzgerald, which was updated in August 2023, pursuant to which we may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million through Cantor Fitzgerald acting as the sales agent. We have sold 822,250 shares of common stock under the Sales Agreement for gross proceeds of $6.0 million as of September 30, 2023. If we sell additional common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (File No. 001-40192) filed with the SEC on May 10, 2021).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-40192) filed with the SEC on September 22, 2023).
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

Longboard Pharmaceuticals, Inc.

Date: November 2, 2023	By:	/s/ Kevin R. Lind
Kevin R. Lind
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Brandi L. Roberts
Brandi L. Roberts
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)