Form 10-K
period 2023-12-31
Longboard Pharmaceuticals, Inc.
filed 2024-03-12
CIK 1832168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40192

Longboard Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-5009619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4275 Executive Square, Suite 950 La Jolla, CA	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 789-9283

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Voting common stock, par value $0.0001 per share	LBPH	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2023, was approximately $148,300,000.

As of March 8, 2024, the registrant had 36,017,249 shares of common stock, $0.0001 par value per share, outstanding, comprised of 33,596,494 shares of voting common stock, $0.0001 par value per share and 2,420,755 shares of non-voting common stock, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in May 2024, which will be filed with the Securities and Exchange Commission on or before April 29, 2024.

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
•
our ability to recruit and retain key personnel; and
•
other risks and uncertainties, including those described under Part I, Item 1A. Risk Factors of this Annual Report.

Any forward-looking statements in this Annual Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A, Risk Factors of this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Unless the context otherwise indicates, references in this Annual Report to the terms “Longboard”, the “Company”, “we”, “our”, and “us” refer to Longboard Pharmaceuticals, Inc. and references to our “common stock” refers to our voting common stock.

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

An investment in shares of our common stock involves a high degree of risk. Below is a list of the more significant risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, are set forth under Part I, Item 1A, Risk Factors in this Annual Report. Some of the material risks associated with our business include the following:

•
We have a limited operating history, and we have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.
•
We will need substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. The effects of macroeconomic conditions and geopolitical events, including economic slowdowns, recessions, inflation, high interest rates, bank failures and tightening of credit markets, the conflicts in Ukraine, the Middle East or elsewhere, or otherwise, may limit our access to capital. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.
•
We are early in our development efforts. In the first quarter of 2024, we announced topline results from a Phase 1b/2a clinical trial for our most advanced product candidate, bexicaserin (LP352), and Phase 3 planning is ongoing. We are also conducting a Phase 1 clinical trial for LP659, with topline data expected in the first half of 2024. Our other development efforts are in the research stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
•
Clinical and preclinical drug development involves a lengthy and expensive process with an uncertain outcome. Topline data from a clinical trial may not accurately reflect the complete study results and remain subject to audit, and final data may differ materially from topline data. In addition, the results of prior clinical trials and early preclinical studies and clinical trials of our product candidates are not necessarily predictive of future results.
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

We are currently focused on developing the following product candidates in our pipeline:

•
Bexicaserin (LP352) is an oral, centrally acting, 5-hydroxytryptamine 2C receptor subtype (5-HT2C) superagonist. In the first quarter of 2024, we announced topline data from a Phase 1b/2a clinical trial, the PACIFIC Study, evaluating participants ages 12 to 65 years old with a broad range of developmental and epileptic encephalopathies (DEEs), including Dravet syndrome (DS), Lennox-Gastaut syndrome (LGS), and other DEEs. We are currently in the planning stages of our bexicaserin global Phase 3 program; and
•
LP659 is an oral, centrally acting, sphingosine-1-phosphate (S1P) receptor subtypes 1 and 5 (S1P1,5) modulator. In November 2023, we initiated a Phase 1 single-ascending dose (SAD) clinical trial for LP659 in healthy volunteers, with topline data expected in the first half of 2024.

Bexicaserin, our most advanced product candidate, is a potentially best-in-class serotonin receptor agonist anti-seizure medication (ASM) for patients with DEEs. Bexicaserin has shown no measurable impact on 5-HT2B and 5-HT2A receptor subtypes in preclinical studies to date. 5-HT2B and 5-HT2A receptor agonism have been associated with significant adverse side effects, including valvular heart disease and pulmonary arterial hypertension in the case of the 5-HT2B receptor, and euphoria, hallucination, and dissociation in the case of the 5-HT2A receptor. Bexicaserin has the potential to be a clinically differentiated 5-HT2C superagonist for patients with DEEs, a group of severe early-childhood onset epilepsies characterized by refractory seizures and developmental delay and/or regression. Certain compounds in the 5-HT2C agonist class, including FINTEPLA and lorcaserin, have been shown to produce clinical benefit in epilepsy patients, although the side effect profiles of available non-selective 5-HT2 therapies may limit their use due to their activity on receptor subtypes 5-HT2B and/or 5-HT2A. We believe bexicaserin’s potential for high selectivity and novel chemistry may reduce seizures and lead to differentiated non-seizure outcomes in DEE patients, as well as overcome the known or perceived safety limitations of available drugs in the 5-HT2 class.

We are also developing LP659, a centrally acting, S1P1,5 receptor modulator for which aberrant modulation has been shown to be involved in a wide range of neurological diseases. Based on its novel chemistry, potential for high selectivity for specific subtypes of GPCRs and favorable blood-brain-barrier penetration, we believe LP659 has the potential to address rare neuroinflammatory conditions. LP659 was designed by Arena to have more optimized pharmacology and pharmacokinetics (PK) for its intended S1P receptor subtypes, compared to other known compounds. We believe this potential selectivity and specificity could result in a superior profile in the clinic compared to drugs that may not fully engage the intended GPCR target, may cause off-target activity, or may be associated with other undesirable effects.

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

The following table provides an overview of our product candidates currently in development:

Bexicaserin (LP352)

We are developing bexicaserin, an oral, centrally acting, 5-HT2C superagonist for DEEs and other epileptic disorders. Bexicaserin is the only 5-HT2C receptor agonist being dose optimized specifically for DEEs, a group of severe early-childhood onset epilepsies characterized by refractory seizures and developmental delay and/or regression. These diseases are often progressive and resistant to treatment. DEEs encompass a diverse range of over 25 syndromes, of which only four currently have FDA-approved therapies. We believe that bexicaserin could be a treatment for individuals with DEEs where no options are available and a potentially safer, more efficacious, easy to add-on treatment option for individuals with syndromes where current therapies are inadequate.

The following diagram illustrates the current DEE landscape:

Bexicaserin selectively targets the 5-HT2C receptor, which has been shown to upregulate the release of gamma-aminobutyric acid (GABA), a principal neurotransmitter in the brain. This release of GABA increases the threshold for neuronal hyperexcitability, and decreases the likelihood of seizure occurrences. We believe bexicaserin has the mechanistic potential to reduce seizures in a broad number of DEEs.

In the first quarter of 2024, we announced topline data from our first clinical trial in patients with DEEs (the PACIFIC Study), evaluating 52 participants, ages 12 to 65 years old, with a range of DEEs, across sites in the United States and Australia. In addition, we have conducted multiple Phase 1 clinical trials in healthy volunteers, and will continue to conduct such trials to further explore the potential of bexicaserin.

LP659

We are developing LP659, a centrally acting, S1P1,5 receptor modulator for rare neuroinflammatory conditions with high unmet medical need. LP659 was designed for optimized pharmacology, PK and engagement of S1P1,5, which may lead to improved efficacy and safety. LP659 was designed to avoid the negative effects connected to the receptor subtypes 2 and 3, which may be associated with more serious, off-target cardiac, pulmonary, and cancer-related effects. Aberrant S1P receptor modulation has been shown to be involved in a wide range of neurological diseases, including multiple sclerosis, lupus, Parkinson’s disease and Alzheimer’s disease. Preclinical data demonstrated an initial dose-dependent decrease in disease progression over 17 days in a mouse model of demyelinating disease. LP659 rapidly reduced circulating lymphocytes, which returned to baseline after its clearance. We believe LP659 has high oral bioavailability with a direct impact on CNS glial cell S1P receptors. In November 2023, we initiated a Phase 1 SAD clinical trial for LP659 in healthy volunteers, with topline data expected in the first half of 2024.

Our Company History and Team

We were established in January 2020 as Arena Neuroscience, Inc., a wholly owned subsidiary of Arena, based in San Diego, California. We changed our name to Longboard Pharmaceuticals, Inc. and launched as an independent company in October 2020. Building on Arena’s 20-year history in discovering, developing and optimizing GPCR therapies, we believe we are well positioned to execute our clinical development programs. Our current product candidates bexicaserin and LP659 were designed by Arena to have distinct chemistry and therapeutic profiles from Arena’s other product candidates with similar mechanisms of actions. Namely, bexicaserin was designed to be centrally acting and a more specific and selective 5-HT2C subtype receptor agonist than lorcaserin, and LP659 was designed to be a centrally acting S1P1,5 receptor modulator with differentiated selectivity and blood brain penetration compared to VELSIPITY™ (etrasimod) (an S1P1,4,5 receptor modulator that was Arena's lead product candidate and approved in October 2023 for adults with moderately to severely active ulcerative colitis (UC) following Arena's acquisition by Pfizer Inc. (Pfizer)).

In October 2020, we entered into a License Agreement (Arena License Agreement) with Arena, pursuant to which Arena granted us an exclusive, royalty bearing, sublicensable, worldwide license to develop and commercialize bexicaserin, LP659 and certain other compounds (pharmaceutical products containing any such product candidates, the Licensed Products). In January 2022, we amended the Arena License Agreement to add an additional program, and in September 2022 we further amended the Arena License Agreement to expand the field of the license of LP659 and provide Arena a right of first negotiation to acquire certain development and commercial rights to LP659 products.

Our Strategy

Our goal is to develop therapies targeting well-characterized receptor pathways with optimized pharmacology and PK properties to transform the lives of patients with neurological diseases, initially focused on rare neurological diseases. Key elements of our strategy to achieve this goal include:

•
Advance our lead product candidate bexicaserin through clinical development and approval in DEEs. There are only FDA approved treatment options specifically indicated for four out of the over 25 DEEs, currently. Additionally, existing treatment options for these rare neurological diseases have significant limitations, and, if approved, we believe bexicaserin would represent a potential therapeutic advancement for patients.
•
Continue preclinical development of LP659, an S1P1,5 receptor modulator, across a range of neurological diseases and progress into clinical development. We expect to have topline Phase 1 SAD data in the first half of 2024.
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

Our Product Candidates

Bexicaserin, an oral, centrally acting, 5-HT2C superagonist

We are developing bexicaserin, an oral, centrally acting, 5-HT2C superagonist for DEEs and other epileptic disorders. Bexicaserin is designed to selectively target 5-HT2C, which has been shown to upregulate the release of GABA, a principal inhibitory neurotransmitter in the brain. The release of GABA increases the threshold for neuronal hyperexcitability and decreases the likelihood of seizure occurrence. We believe bexicaserin has the mechanistic potential to reduce the frequency of seizures in Dravet syndrome and LGS as well as a broader epilepsy population. We have conducted multiple clinical trials in healthy volunteers with bexicaserin. We announced topline data from the PACIFIC Study in the first quarter of 2024, and are currently in the planning stages of our bexicaserin global Phase 3 program.

The PACIFIC Study Results

In January 2024, we announced topline results from the PACIFIC Study, evaluating 52 participants ages 12-65 years old with DEEs across 34 study sites in the United States and Australia to evaluate the safety, tolerability, efficacy and pharmacokinetics of oral bexicaserin (6 mg, 9 mg and 12 mg) three times daily (TID) versus placebo. Participant DEE diagnoses included DS, LGS, and other qualifying DEEs (DEE Other).

In March 2024, following our review of the full data set, we announced an update to the previously reported primary efficacy endpoint data. The primary efficacy endpoint was median percent change from baseline in countable motor seizure frequency over the 75-day treatment period (15-day up-titration plus 60-day maintenance period). The updated data reflect corrections made by the study’s contract research organization to their statistical programming errors. The programming errors did not impact the safety results previously reported.

Study Design & Baseline Characteristics

Following a 5-week screening period and baseline evaluations, study participants were to initiate a dose titration over a 15-day period and subsequently continue on the highest tolerated dose throughout the maintenance period of 60 days. Following the maintenance period, participants were then to titrate down, and eligible participants were given the opportunity to enroll in a 52-week open-label extension program. Of the 52 participants enrolled in the study, 43 participants were randomized to bexicaserin (DS=4, LGS=24, DEE Other=15) and 9 to placebo (DS=0, LGS=5, DEE Other=4). The median number of countable motor seizures per 28-day period at baseline was 40.0 in the bexicaserin group compared to 24.1 in the placebo group. Participants were able to remain on a contemporary, stable polytherapy regimen of up to 4 ASMs throughout the study, with some of the most common ASMs being clobazam, cannabidiol, lamotrigine and levetiracetam.

Summary of Efficacy Data

The median change in countable motor seizure frequency (primary efficacy endpoint) from baseline for the evaluable participants treated with bexicaserin (n=35) was a decrease of 59.8%, compared to a 17.4% decrease for those receiving placebo (n=9). Overall, this represents a placebo-adjusted reduction in seizure frequency of 42.4%.

The median change in countable motor seizure frequency from baseline in the DS, LGS and DEE Other cohorts was a decrease of 74.6% (n=3), 50.8% (n=17) compared to 17.4% placebo, and 65.5% (n=15) compared to 32.2% placebo, respectively. This represents a placebo-adjusted reduction in seizure frequency of 33.4% and 33.3% in LGS and DEE Other, respectively.

Summary of Safety Data

Bexicaserin exhibited favorable safety and tolerability results. Most participants in the bexicaserin treated group that started the maintenance period achieved the highest dose (12 mg). The most common adverse events (AEs) observed were somnolence, decreased appetite, constipation, diarrhea and lethargy. There were 3 participants that reported a serious adverse event (SAE) (ankle fracture, constipation, increased seizures) and no deaths were reported in the study. Overall, 9 participants in the bexicaserin group discontinued due to an AE. Of note, 2 of these participants discontinued during the maintenance period (7 participants discontinued during the titration period). No participants in the placebo group discontinued or experienced an SAE.

100% of the participants who completed the PACIFIC Study elected to enroll in the ongoing 52-week open-label extension study.

Additional data from the PACIFIC Study are intended to be presented at future medical meetings.

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

Overview of the Forms of Epilepsy

Epilepsy spans all age groups and in many cases is debilitating, with a large portion of patients resistant to pharmacologic treatment, underscoring a large unmet need. Epilepsy is currently estimated to affect up to 1.2% percent of the U.S. population or approximately 3.4 million individuals, with roughly 150,000 new cases diagnosed each year. We are initially focused on DEEs, which are a group of severe early childhood-onset epilepsies characterized by refractory seizures and developmental delay and/or regression and include DS and LGS, among others, but the 5-HT2C pathway has been implicated in a broader set of epilepsies.

Dravet Syndrome (DS) - DS is an early childhood-onset CNS disease that results in severe epileptic seizures typically occurring within the first year after birth. Incidence for Dravet syndrome is approximately 1:15,000 in the United States, and 90% of the associated mutations are de novo (not passed from a parent). Mortality rate for Dravet syndrome patients is higher than general epilepsy patients, with a rate of 15-20% by adulthood. The disease is genetically linked, with 70% to 85% of cases characterized by mutations in the SCN1A gene. Mutations cause defects in the function of the sodium ion channel. Seizures due to Dravet syndrome are typically difficult to control and require life-long treatment.

Lennox Gastaut Syndrome (LGS) - LGS is a severe form of childhood-onset epilepsy with prevalence of approximately 1:7,000 in the United States. The age of onset is typically between three and five years and affected children typically experience cognitive dysfunction, leading to developmental and behavioral problems. LGS is characterized by multiple seizure types, with the most common associated seizures being tonic and atonic seizures. Seizures due to LGS are difficult to control and generally require life-long treatment. The pathophysiology of LGS is less known than DS.

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

CDKL5 Deficiency Disorder (CDD) – CDD is a rare developmental epileptic encephalopathy caused by mutations in the CDKL5 gene, and this can manifest in a broad range of clinical symptoms and severity. The hallmarks are early-onset, intractable epilepsy and neurodevelopmental delay impacting cognitive, motor, speech, and visual function. Although rare, the occurrence is believed to be approximately 1:40,000-60,000 live births in the United States, making it one of the most common forms of genetic epilepsy.

Current Treatment Paradigm

DEEs are commonly treated with multiple combinations of ASMs though physician preference for administered therapies differs across different epilepsy types. Currently available ASMs have limited long-term efficacy with many patients cycling through multiple lines of treatment to try to optimize efficacy. Non-pharmaceutical therapies for epilepsy patients include a ketogenic diet, vagus nerve stimulation (VNS), and surgery for some patients.

DS and LGS are two types of epilepsies that are difficult to treat given that most patients are refractory to antiseizure medications. The seizures for a vast majority of these patients remain uncontrolled and patients typically require multiple lines of treatment. FDA approved drugs in Dravet syndrome include EPIDIOLEX®(cannabidol), FINTEPLA® (fenfluramine) and DIACOMIT®(stiripentol). EPIDIOLEX is also approved in LGS and TSC. ZTALMY® (ganaxolone) is approved for CDD. Despite these treatments being available, we believe a significant unmet medical need remains.

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

FINTEPLA (fenfluramine) - FINTEPLA, a 5-HT2 receptor agonist with activity on 5-HT2A, 5-HT2B and 5-HT2C receptors, was initially developed as monotherapy treatment for adult obesity as well as in combination with phentermine (fen-phen). Later, however, reports were published documenting cases of valvular heart disease and pulmonary arterial hypertension, causing the drug to be pulled from the market in 1997. More recently, Zogenix, Inc. (Zogenix) began developing fenfluramine for DS, LGS, and other rare epilepsies using lower doses of fenfluramine. In June 2020, the FDA approved fenfluramine for the treatment of seizures associated with DS. Approval was based on data from two randomized, double-blinded, placebo-controlled Phase 3 clinical trials, as well as safety data from an open-label extension trial in which patients received FINTEPLA for up to three years. Patients administered the therapy demonstrated significant reductions in monthly convulsive seizure frequency compared to placebo. However, the FDA placed a boxed warning in FINTEPLA’s label noting an association between serotonergic drugs with 5-HT2B agonist activity, including fenfluramine, and valvular heart disease and pulmonary arterial hypertension. FINTEPLA is available only through a restricted distribution program called the FINTEPLA REMS program, in which prescribers and patients must be enrolled. Cardiac monitoring via echocardiogram is required pretreatment, during treatment and after treatment with FINTEPLA. In June 2022, the FDA approved fenfluramine for the treatment of seizures associated with LGS. Zogenix was acquired by UCB in June 2022 for approximately $1.9 billion.

Lorcaserin - Lorcaserin, a 5-HT2C agonist, was approved by the FDA for weight management and marketed as BELVIQ by Eisai Inc. Lorcaserin was withdrawn from the market at the request of the FDA following the FDA’s analysis of the CAMELLIA-TIMI 61 clinical trial, for which patients in the lorcaserin group demonstrated a numerically higher rate of total cancer diagnoses (7.7% vs 7.1% placebo). Based on the results of this clinical trial, the FDA concluded that the risks of lorcaserin outweigh the benefits, and requested that lorcaserin be withdrawn from the market for the approved indication of weight management in February 2020. However, the FDA authorized an expanded access program for patients with Dravet syndrome to continue to receive lorcaserin.

In September 2020, following consultation with the FDA, Eisai Inc. initiated a Phase 3 clinical trial of lorcaserin in patients with DS. If lorcaserin is ultimately commercialized, we are entitled to royalties of 9.5% to 18.5% of sales based on a range of annual global net sales. See the summary of the Royalty Purchase Agreement with Arena below for additional information.

Our Solution

Bexicaserin in Epilepsies

Bexicaserin is an oral, centrally acting, 5-HT2C superagonist. A superagonist displays higher receptor signaling output than the natural agonist. As a 5-HT2C superagonist, bexicaserin is designed to modulate GABA inhibition and as a result, suppress the hyperexcitability that is characteristic of seizures. Based on its potential mechanism of action, we believe that bexicaserin has the potential to reduce the frequency of seizures in Dravet syndrome, LGS, and across a broad range of refractory epilepsies. 5-HT2C agonism has shown clinical benefit in epilepsy patients, however, currently available 5-HT2 agonists have been associated with significant AEs. Bexicaserin was discovered at Arena and was developed to be the next-generation selective 5-HT2C receptor agonist. Bexicaserin has novel chemistry and attributes, and was designed with the goal of being a safer, more effective 5-HT2C superagonist. We hold worldwide rights to bexicaserin through the Arena License Agreement.

Bexicaserin has demonstrated selectivity on the 5-HT2C receptor subtype with no detected activity on the 5-HT2B and 5-HT2A receptor subtypes in in vitro preclinical studies, as shown in the following table:

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

A superagonist is a compound that is capable of producing a higher receptor response than the endogenous agonist. We have shown bexicaserin to be a superagonist in a dynamic mass redistribution assay measuring a holistic integrated cellular response to lorcaserin, serotonin and bexicaserin. This assay demonstrated that, as the concentration of bexicaserin increases, the cellular response is greater than the endogenous ligand serotonin and considerably more than lorcaserin. The results of this assay are demonstrated below.

Other Clinical Development – Bexicaserin

Phase 1 Clinical Trials

In December 2022, we announced topline data from a Phase 1 clinical trial (cohorts 1 and 2) assessing CNS PK/PD parameters in healthy adult male and female participants between 18 and 55 years of age. In these cohorts bexicaserin exhibited a strong correlation between plasma and cerebrospinal fluid (CSF) PK concentration, which increased in a dose-dependent and consistent manner. In these cohorts bexicaserin also demonstrated early quantitative electroencephalogram (qEEG) changes and sustained effects on qEEG activity after continuous dosing in a dose-dependent manner indicating receptor engagement, and favorable safety and tolerability results were observed, with AEs generally consistent with previous clinical studies.

In December 2023, we presented additional data from a Phase 1 clinical trial (cohorts 3 and 4) evaluating the PK/PD of TID and twice daily (BID) immediate release doses of bexicaserin. The plasma and CSF PK data of bexicaserin, in conjunction with the observed PD qEEG changes, demonstrate that BID dosing of bexicaserin is a viable alternative option for use in future clinical studies. Using an up-titration dose escalation scheme, the safety, tolerability, and general treatment emergent adverse event (TEAE) profile of bexicaserin for the BID regimen were comparable to those previously observed for the TID regimen.

We are currently conducting and plan to conduct additional Phase 1 clinical trials to further characterize and differentiate bexicaserin.

Phase 1 Clinical Trial SAD-MAD

Bexicaserin was evaluated in a multi-part Phase 1 clinical trial in healthy volunteers. This was a randomized, double-blind, placebo-controlled, parallel-group trial that included a SAD portion (with and without food effect) and a MAD portion (with and without dose titration). Safety and tolerability were evaluated throughout the clinical trial, and blood sampling and urine samples for PK analysis were also collected. bexicaserin was administered as a capsule formulation. The Phase 1 clinical trial enrolled 83 healthy participants. Doses ranging from 1 mg to 24 mg were evaluated.

SAD Results - Bexicaserin was observed to be generally well-tolerated, and AEs were consistent with events observed with other centrally acting 5-HT2C agonists. Headache was the dose limiting AE, and mild to moderate headache was the most common treatment-emergent AE. There were no SAEs reported, and no participants dropped out due to AEs. In the SAD and food effect portions of the clinical trial, bexicaserin demonstrated favorable PK and pharmacodynamic (PD) effects (with target plasma exposure (minimum serum concentration) measured based on prolactin levels), including dose-dependent PK properties with proportional increases in AUC and Cmax.

MAD Results - Five doses including the maximum planned dose were evaluated. The majority of AEs were mild to moderate, with the most common being headache. AEs were generally consistent with CNS effects and expected effects of serotonergic drugs. A single SAE of anxiety was reported at the maximum planned dose two days after the last dose of study drug and subsequently resolved. Bexicaserin demonstrated dose- and exposure-dependent increases of prolactin, suggesting proof of central 5-HT2C receptor engagement, as well as dose-dependent increases in exposure (Cmax and AUCtau). The safety and tolerability of titrating bexicaserin was also examined.

LP659, a centrally acting, S1P1,5 modulator

We are developing LP659, a centrally acting, S1P1,5 receptor modulator for rare neuroinflammatory conditions with high unmet medical need. LP659 was designed to have optimized pharmacology, PK and engagement of S1P1,5, which may lead to improved efficacy and safety. LP659 was designed to avoid the negative effects connected to the receptor subtypes 2 and 3, which may be associated with more serious, off-target cardiac, pulmonary, and cancer-related effects. Aberrant S1P receptor modulation has been shown to be involved in a wide range of neurological diseases, including multiple sclerosis, Lupus, Parkinson’s disease and Alzheimer’s disease. Preclinical data in a mouse model of demyelinating disease demonstrated that LP659 treatment produced a dose-dependent decrease in disease progression over 17 days. LP659 rapidly reduced circulating lymphocytes, which returned to baseline after its clearance. In a PK/PD study to assess LP659 effects on lymphocytes in rats, male rats were given a 0.00 (vehicle control), 0.300 or 1.00 mg/kg oral dose of LP659 (n=3 per dosing group). Fingolimod, the positive control for blood lymphopenia, was given as an oral dose (n=4) at 1.00 mg/kg to a separate group of rats. Blood samples were collected at 0, 1, 3, 5, 8, 16, 24, 32, 48 and 72 hours post-dose for blood lymphocyte and plasma drug concentration measurements. LP659 at both doses demonstrated a rapid reduction in lymphocytes which returned to baseline, whereas no return to baseline was observed for fingolimod over the study duration.

A study of CNS distribution of LP659 was conducted in rats. Male rats were dosed orally with LP659 at 1.00 mg/kg for six consecutive days. On Day 6, plasma, brain and cerebrospinal fluid samples were taken at 0, 1, 3, 5, 8, and 24 hours post-last dose (n = 3 per time point). The maximum plasma concentration of LP659 was 551 ng/mL at 3.00 hours post-dose. The maximum brain concentration of LP659 was 947 ng/mL at 8.00 hours post-dose. The mean brain to plasma ratios of LP659 at 0, 1, 3, 5, 8, and 24 hours post-last dose were 2.87, 1.25, 1.17, 1.68, 1.98, and 2.94, respectively. We believe LP659 has high oral bioavailability with a direct impact on CNS glial cell S1P receptors. We expect topline Phase 1 SAD data in the first half of 2024.

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

The various brain cell types are illustrated in the below:

Our Solution

LP659 in Neurological Diseases

LP659 acts as a S1P1 and S1P5 receptor subtypes modulator with no observed impact on S1P2 or S1P3 and has been selectively developed to cross the blood-brain barrier and target neurological diseases. In addition to its receptor subtype selectivity, LP659 has demonstrated rapid onset and offset of action (in preclinical models), with a low half-maximal inhibitory concentration in plasma (IC50 approximately 25 ng/ml in rat) to inhibit entrance of lymphocytes into blood. A single dose of LP659 causes rapid depletion of circulating lymphocytes and rapid recovery, paralleling elimination of LP659 from plasma. The S1P receptor has been well-validated in slowing the progression of neurodegeneration, notably in multiple sclerosis, for which disease area the FDA has approved four S1P receptor modulators. LP659 was designed to avoid the negative effects connected to the receptor subtypes 2 and 3, which may be associated with more serious, off-target cardiac, pulmonary, and cancer-related effects. While initial studies have shown that LP659 is efficacious in reducing the development and severity of disease in a widely accepted model of demyelinating disease (e.g., multiple sclerosis), we have not finalized a target indication as we see potential for a selective S1P1 receptor modulator to treat a spectrum of rare neuroinflammatory conditions.

License Agreement with Arena

The Arena License Agreement was originally entered into in October 2020 and amended in January 2022 and again in September 2022. Pursuant to the Arena License Agreement, Arena granted us an exclusive, royalty bearing, sublicensable, worldwide license under certain know-how and patents of Arena to bexicaserin for any use in humans, LP659 for the treatment of developmental, degenerative and autoimmune disease, disorders or conditions of the CNS or peripheral nervous system in humans and certain other compounds for the treatment of CNS indications in humans (pharmaceutical products containing any such compounds, Licensed Products). Arena further granted us a covenant not to sue under any patents or certain information of Arena with respect to each Licensed Product in its respective field. Arena retained the exclusive right to use the licensed intellectual property to develop, make or use intermediates, pro-drugs and metabolites related to the Licensed Products to exploit Arena’s VELSIPITY™, lorcaserin, olorinab, or temanogrel products, in any dosage strength or formulation, and we granted Arena a covenant not to sue with respect to such activities under certain of our intellectual property related to such compounds and the Licensed Products. We will assign to Arena new intellectual property developed by us related to such compounds. We have sole responsibility over development, regulatory and commercialization activities for the Licensed Products in the applicable fields, as well as commercial manufacture and supply therefor. In September 2022, we provided Arena a right of first negotiation, for a specified period of time, to acquire certain development and commercial rights to LP659 products subject to Arena and we mutually agreeing on terms. This right of first negotiation is triggered by our announcing Phase 2 clinical results relating to an LP659 product for an indication that was not in the original field of the license or if we otherwise intend to commence discussions or negotiations to license or partner rights to LP659 in such field.

As consideration for the rights granted to us under the Arena License Agreement, we will be required to pay to Arena a mid-single digit royalty on net sales of Licensed Products of bexicaserin, and a low-single digit royalty on net sales of all other Licensed Products, by us, our affiliates or our sublicensees, subject to standard reductions. Our royalty obligations continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of the (i) tenth anniversary of the first commercial sale of such product in such country or (ii) expiration of the last-to-expire valid claim of the patents licensed to us under the Arena License Agreement covering the manufacture, use or sale of such product in such country, which we expect to run in most jurisdictions until 2036 for bexicaserin and until 2029 for LP659 without taking into account patent term adjustments or extensions regimes of any country, or any additional term of exclusivity we might obtain by virtue of later filed patent applications.

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

As of February 1, 2024, we held an exclusive, worldwide license to issued and pending patent claims for compositions of matter and certain methods of treatment using bexicaserin in several jurisdictions, including issued patents in the United States, Europe (17 countries), China, Japan, India, Russia, South Korea, Australia, Mexico, New Zealand, Israel, Brazil and Macao, and a pending application in Canada. The terms of these patents (and applications, if issued) are capable of continuing into 2036, without taking into account any patent term adjustment or extension regimes of any country (e.g., up to five additional years in certain jurisdictions if maximum PTE or SPC applies) or any additional term of exclusivity we might obtain by virtue of later filed patent applications. For example, we exclusively license pending patent claims directed to methods of dosing bexicaserin in a later patent application having a term capable of continuing into 2043 in certain jurisdictions, without taking into account any applicable patent term adjustment or extension.

As of February 1, 2024, we held an exclusive, worldwide license to issued and pending patent claims for compositions of matter and certain methods of treatment using LP659 in several jurisdictions, including issued patents in the United States, Europe (39 countries), Brazil, China, Japan, Canada, Russia, South Korea, Australia, Mexico, South Africa, New Zealand, Singapore, and Israel. The terms of these patents (and applications, if issued) are capable of continuing into 2029, without taking into account any patent term adjustment or extension regimes of any country (e.g., up to five additional years in certain jurisdictions if maximum PTE or SPC applies) or any additional term of exclusivity we might obtain by virtue of later filed patent applications. For example, we exclusively license patent claims for compositions of matter and certain methods of treatment using salt and crystalline forms of LP659 in several jurisdictions, including issued patents in the United States and Europe (10 countries). The terms of these patents are capable of continuing into 2031 in certain jurisdictions, without taking into account any patent term adjustment or extension.

In addition to patent protection, we rely on trade secret protection, trademark protection and know-how to expand our proprietary position around our chemistry, technology and other discoveries and inventions that we consider important to our business. We are a party to a license agreement with Arena under which we are granted intellectual property rights to know-how that are important to our business. We have licensed know-how related to the Licensed Products (including bexicaserin and LP659) in all countries around the world from Arena. The Arena License Agreement imposes various development, regulatory and/or commercial diligence obligations, payment of royalties, including a mid-single digit royalty on net sales of Licensed Products of bexicaserin, and a low-single digit royalty on net sales of all other Licensed Products, by our company, its affiliates or its sublicensees, subject to standard reductions, and other obligations.

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

DEEs are commonly treated with multiple combinations of ASMs though physician preference for administered therapies differs across different epilepsy types. Pharmaceutical companies such as Jazz, UCB, SK Life Sciences, Marinus Pharmaceuticals and Biocodex have approved ASMs for the treatment of epilepsies. There are also non-pharmaceutical therapies for epilepsy patients, such as a ketogenic diet, VNS, and surgery for some patients. FINTEPLA® (fenfluramine) was approved by the FDA for the treatment of seizures associated with DS in June 2020 and LGS in June 2022 (both include REMS programs). EPIDIOLEX® (cannabidiol) was approved by the FDA for the treatment of seizures associated with DS and LGS in 2018, and the treatment of seizures associated with TSC in 2020, and DIACOMIT® (stiripentol) was approved by the FDA in 2018 for seizures associated with DS. ZTALMY® (ganaxolone) was approved by the FDA for the treatment of seizures associated with CDD in March 2022. Lorcaserin is also in a Phase 3 clinical trial for the treatment of seizures associated with DS. In addition, other companies are developing therapeutics for the treatment of epilepsies, including alternative approaches such as gene therapy.

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
•
potential FDA audit of the sponsor or of the preclinical and/or clinical trial sites that generated the data in support of the NDA to assess compliance with GCP regulations;
•
satisfactory completion of an FDA advisory committee review, if applicable; and
•
FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.

Before testing any compounds with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies, to assess the potential safety and activity of the drug candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans in clinical trials. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance.

Clinical trials involve the administration of the drug candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include the requirement that all research participants provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject inclusion and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent institutional review board (IRB) at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

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

Progress reports detailing the safety results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected AEs or any finding from tests in laboratory animals that suggests a significant risk for human participants. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research participants or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides recommendations (and in some cases, authorization) for whether or not a trial may move forward at designated check points based on access to certain data from the trial.

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

Other U.S. Healthcare and Privacy and Data Protection Laws and Compliance Requirements

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

Numerous state, federal and foreign laws, self-regulatory schemes, regulations, and standards govern the collection of, disclosure of, use of, access to, transfer of, and confidentiality and security of personal data and health-related information, and could apply now or in the future to our operations or the operations of our partners. For example, In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal data could apply to our operations or the operations of our partners. For example, HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act (HITECH) and regulations implemented thereunder, imposes requirements relating to the privacy, security and transmission of individually identifiable health information on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, as well as their covered subcontractors. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by complaint about privacy practices or an audit by the Department of Health and Human Services (HHS), may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Further, entities that knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA may be subject to criminal penalties.

In addition, state laws govern the privacy and security of personal data, including health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For instance, California enacted the California Consumer Privacy Act (CCPA). The CCPA, among other things, creates data privacy and security obligations for covered companies and provides privacy rights to California residents, including the right to access and delete their personal data, opt out of certain personal data sharing, and receive detailed information about how their personal data is used. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the CCPA exempts HIPAA-covered data and some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents and could impact our business activities. In addition to California, other states such as Virginia and Colorado have passed or may pass privacy laws that apply to us, and additional states are considering privacy bills. These state privacy statutes differ from one another, and certain aspects remain unclear, resulting in complexity and further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply.

We also are or will become subject to applicable privacy laws in the jurisdictions in which we are established or in which we sell or market our products or run clinical trials. For example, if we conduct European Economic Area (EEA)-based clinical trials or otherwise offer our products or services to the EEA market or monitor the behavior of individuals in the EEA, we will be subject to the GDPR in relation to our collection, control, processing and other use of personal data of individuals within the EEA including the health and medical information of clinical trial participants. The GDPR is directly applicable in each EU and EEA Member State, however, it provides that EU and EEA Member States may introduce certain further conditions, including additional limitations on our ability to collect, use and share personal data (including health and medical information), or could cause our compliance costs to increase, ultimately having an adverse impact on our business. The GDPR imposes onerous obligations, including (among other things) accountability obligations requiring data controllers and processors to maintain a record of their data processing activities; transparency obligations requiring data controllers to make various disclosure to individuals (in a concise, intelligible and easily accessible form) regarding how their personal data is to be processed, limitations on retention of personal data; mandatory data breach notification requirements; and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We may also be or become subject to EU regulations with respect to cross-border transfers of personal data out of the EU and EEA. We are subject to the supervision of local data protection authorities in those EU jurisdictions where we are established or otherwise subject to the GDPR, and may also be subject to the laws of other jurisdictions, such as Switzerland, which may have their own sets of stringent privacy and data protection laws and regulations. Fines for certain breaches of privacy and data protection laws and regulations are significant. For example, under the GDPR, fines can be up to the greater of €20 million or 4% of total global annual turnover. In addition to the foregoing, a breach of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, or potential civil claims including class action type litigation. For additional discussion concerning risks related to compliance with privacy and data protection laws, see Part I, Item 1A., Risk Factors, “Our relationships with customers, healthcare providers, and third-party payors and/or the data we process may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, other healthcare laws and regulations and data privacy and security laws and regulations, contractual obligations and self-regulatory schemes. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.”

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively ACA), was enacted, which affected existing government healthcare programs and resulted in the development of new programs. There have been judicial and Congressional challenges to certain aspects of the ACA, and it is unclear how such litigation and other efforts to challenge, repeal or replace the ACA will impact the ACA or our business. In addition, in August 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program.

Other legislative changes relating to healthcare have also been proposed and adopted in the United States since the ACA was enacted, and there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Congressional inquiries, presidential executive orders, and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the IRA also, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. The IRA is likely to have a significant impact on the pharmaceutical industry.

We anticipate that these laws will result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations.

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

As of February 29, 2024, we employed 50 full-time employees, consisting of clinical, research and manufacturing, operations, finance and business personnel. 14 of our employees hold either an M.D. or Ph.D. degree. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Facilities

We have a lease agreement for office space located at 4275 Executive Square, La Jolla, California 92037 where we currently occupy 9,289 square feet on the 9th floor. Monthly rent payments for this space under the lease agreement are approximately $35,000 and will increase to approximately $36,000 in July 2024.

In November 2023, we signed an amendment to the lease agreement for an additional 1,977 square feet starting April 1, 2024, when our monthly lease payments will increase by approximately $8,000 per month.

In February 2024, we further amended our lease so that we will occupy all 15,960 square feet on the 9th floor of the building, estimated to be effective August 1, 2024. The lease expiration was extended from December 31, 2024 to December 31, 2030. Monthly rent payments will be approximately $62,000 per month and will increase by approximately 4.5% each year, starting in 2026.

We believe that these facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

We were incorporated in January 2020, and we have a limited operating history upon which you can evaluate our business and prospects. Our operations to date have been primarily focused on organizing and staffing our company, research and development activities, business planning, raising capital, in-licensing intellectual property rights and establishing our intellectual property portfolio, and providing general and administrative support for these operations. In the first quarter of 2024 we announced topline results from a Phase 1b/2a clinical trial for our most advanced product candidate, bexicaserin (LP352), and planning for a Phase 3 program is ongoing. We are also conducting a Phase 1 SAD clinical trial in healthy volunteers for our next most advanced product candidate, LP659, with topline data anticipated in the first half of 2024. Our other development efforts are in the research stage. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry, including an ability to obtain regulatory approval of a product candidate, manufacture any product candidate at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In addition, we have limited experience completing clinical trials as a company. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception in January 2020. For the years ended December 31, 2023 and 2022, we reported net losses of $54.4 million and $43.9 million, respectively. As of December 31, 2023, we had an accumulated deficit of $140.6 million.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we:

•
continue to invest in our research and development activities, including conducting preclinical and clinical studies and hiring additional personnel to support the conduct of those studies;
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

We will need substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. The effects of macroeconomic conditions and geopolitical events, including economic slowdowns, recessions, inflation, high interest rates, bank failures and tightening of credit markets, the conflicts in Ukraine, the Middle East or elsewhere, or otherwise, may limit our access to capital. Failure to obtain or have access to this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.

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

As of December 31, 2023, our cash, cash equivalents and short-term investments were $48.5 million. On January 8, 2024, we completed a public offering of common stock and received gross proceeds of $241.5 million before deducting underwriting discounts and commissions and offering expenses. We believe, based on our current operating plan, that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

Additional funding may not be available on acceptable terms, or at all. Adverse geopolitical and macroeconomic developments, such as a health epidemic or pandemic, geopolitical conflicts (including in Ukraine and the Middle East) and related sanctions, global supply chain challenges, high inflation and the responses by central banking authorities to control inflation, have previously caused, and may in the future cause, the global credit and financial markets to experience extreme volatility and disruptions, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, bank failures, increases in unemployment rates, and uncertainty regarding economic stability. If the equity and credit markets deteriorate or are otherwise not favorable, it may make any necessary debt or equity financing more difficult, more costly or more dilutive. If we do not raise additional capital in sufficient amounts, we may be prevented from pursuing development and commercialization efforts, which would adversely affect our business, results of operations, financial condition and prospects.

In March 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Subsequently, the U.S. Treasury, Federal Reserve and FDIC announced that SVB depositors would have access to all of their money, and SVB was then acquired by First Citizens Bank. We have a banking relationship with SVB and hold a small amount of cash in SVB depository accounts to cover short-term operational payments. While we have not experienced any losses in such accounts, the failure of SVB caused us to utilize our accounts at other financial institutions in order to mitigate potential operational risks stemming from the temporary inability to access funds in our SVB operating accounts. Bank failures such as SVB’s could significantly impair our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations and could negatively impact the financial institutions with which we have direct arrangements, or the financial services industry or economy in general.

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

Our business could be adversely affected by conditions in the U.S. and global economies, the United States and global financial markets and adverse geopolitical and macroeconomic developments, including high inflation, the conflicts in Ukraine and the Middle East and related sanctions, bank failures, and economic uncertainties related to these conditions.

Risks Related to the Development and Commercialization of Our Product Candidates

We are early in our development efforts. In the first quarter of 2024 we announced topline results from a Phase 1b/2a clinical trial for our most advanced product candidate, bexicaserin, and we are planning for a Phase 3 program. We are also conducting a Phase 1 clinical trial for our next most advanced product candidate, LP659, with topline SAD data expected in the first half of 2024. Our other development efforts are in the research stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are in the early stages of our development efforts, and none of our product candidates have advanced into a pivotal study. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

Our most advanced product candidates, bexicaserin and LP659, are in the clinical testing phase of development. In the first quarter of 2024, we announced topline results from the PACIFIC Study, a Phase 1b/2a clinical trial for bexicaserin. Planning for a Phase 3 program for bexicaserin is ongoing. We are also conducting a Phase 1 SAD clinical trial for LP659 in healthy volunteers, with topline data expected in the first half of 2024. All of our other development efforts are in the research stage and we will need to progress them through IND-enabling studies and submit INDs to the FDA or other comparable foreign regulatory agencies prior to initiating their clinical development.

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
•
our ongoing relationship with Pfizer, the parent company of Arena, from whom we license product candidates, including bexicaserin and LP659;
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

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our most advanced product candidate, bexicaserin, as well as our other product candidates, which may never occur. While we have announced topline safety and efficacy data from the PACIFIC Study for bexicaserin, we have not yet demonstrated efficacy and safety sufficient for obtaining marketing approval for bexicaserin or any other product candidate. Given our early stage of development, it could take several years before we can demonstrate the safety and efficacy of a treatment sufficient to warrant approval for commercialization, if we can do so at all. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

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

We have licensed product candidates, including bexicaserin and LP659, from Arena, which has been acquired by Pfizer. The fields of the licenses for certain of these product candidates contain restrictions. For example, the field of license for LP659 is for developmental, degenerative and autoimmune disease, disorders or conditions of the CNS or peripheral nervous system. We also rely on Arena to help protect the intellectual property rights relating to our licensed product candidates. The scope of our license or Arena’s failure to cooperate with us to protect our intellectual property could have an adverse impact on our ability to develop our product candidates and could limit our ability to successfully commercialize our product candidates.

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

In particular, while we announced positive topline results from the Phase 1b/2a PACIFIC Study for bexicaserin in the first quarter of 2024, we do not know how bexicaserin will perform in any future clinical trials, including our planned Phase 3 program. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and earlier clinical trials, and many product candidates fail in clinical trials despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, or after others, including regulatory authorities, disagreed with such companies’ views and interpretations of the data and results from earlier preclinical studies or clinical trials. As we investigate bexicaserin for developmental and epileptic encephalopathies (DEEs) and other epileptic diseases, we may encounter difficulties that we have not yet encountered. For example, bexicaserin has to date been studied in a population of ages 12 to 65, and for our global Phase 3 program, we intend to use PK modeling to determine appropriate dosing for patients ages 2 to 11. This work is ongoing and we may encounter unforeseen difficulties. Furthermore, we are conducting a Phase 1 SAD clinical trial for LP659 in healthy volunteers, with topline data expected in the first half of 2024. The FDA has placed a partial clinical hold on MAD or other repeat dose studies, pending review of safety data from the SAD study and other related information. For these and other reasons, we may not initiate or complete planned or ongoing clinical studies for our current or future product candidates in the time or manner we desire, or at all.

Events that may prevent successful or timely completion of clinical development include:

•
delays in reaching, or inability to reach, a consensus with regulatory authorities on trial design or implementation;
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
•
the impact of geopolitical and macroeconomic developments, including ongoing conflicts in Ukraine and the Middle East, and related economic instability and uncertainty, on our ongoing and planned clinical trials; or
•
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

In addition, adverse geopolitical and macroeconomic developments, including disruptions caused by a pandemic or the ongoing conflicts in Ukraine and the Middle East, may increase the likelihood that we encounter difficulties or delays in initiating, screening, enrolling, conducting, or completing our ongoing and planned preclinical studies and clinical trials. Clinical site initiation and participant screening and enrollment may be delayed due to prioritization of hospital resources toward a pandemic, or to the extent the ongoing conflicts in Ukraine and the Middle East escalate to involve additional countries, further economic sanctions or wider military conflict impacting regions where we conduct clinical trials. Investigators and participants may not be able to comply with clinical trial protocols if quarantines impede participant movement or interrupt healthcare services. Similarly, our ability to recruit and retain participants and principal investigators and site staff who, as healthcare providers, may have heightened exposure to pathogens, could be limited, which in turn could adversely impact our clinical trial operations. Additionally, we may experience interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with a health epidemic or pandemic.

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

We are early in our development efforts for our product candidates, and we will need to successfully complete Phase 1 clinical trials and later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market bexicaserin, LP659, or any future product candidates. Carrying out clinical trials and the submission of marketing applications is complicated. To date, we have only completed a limited number of trials for one of our product candidates, bexicaserin. We have not completed any clinical trials of any other product candidates, have not completed any later-stage or pivotal clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA or other comparable foreign regulatory submission for any product candidate. We also plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years. This may be a difficult process to manage with our limited resources and may divert the attention of management. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of our product candidates will be required or how such trials will have to be designed. For example, we conducted a Phase 1b/2a trial with bexicaserin that enrolled participants with a broad range of DEEs and which was designed to include multiple clinically defined populations under one investigational protocol. We may seek to conduct our pivotal trials for bexicaserin with a similar design. Such a trial design could potentially decrease the time to study new populations by decreasing administrative burden, however, this trial may not provide opportunities for accelerated regulatory pathways and may not overcome limitations to extrapolating data from the experience in one disease to other diseases, because safety and efficacy results in each indication may be analyzed separately. Accordingly, success in a clinical trial in a broad range of DEEs, or any trial in one indication, may not predict success in other indications. The FDA and other regulatory health authorities may not view such a design or the data from such trials favorably. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting marketing applications for and commercializing our product candidates.

Because we have multiple product candidates in our pipeline and are considering a variety of target indications, we may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific product candidates, indications and development programs. We may also conduct several clinical trials for our product candidates in parallel over the next several years, which may make our decision as to which product candidates to focus on more difficult. For example, in the first quarter of 2024 we reported topline data from the PACIFIC Study for bexicaserin for the treatment of seizures associated with DEEs, including Lennox-Gastaut syndrome (LGS), Dravet syndrome and other DEEs, and we are currently planning for a Phase 3 program for bexicaserin. We are also conducting a Phase 1 SAD clinical trial for LP659 in healthy volunteers, for which we expect topline data in the first half of 2024. In addition, we have earlier-stage research efforts ongoing. As a result, we may forgo or delay pursuit of opportunities with other product candidates or other indications that could have had greater commercial potential or likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. In addition, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Furthermore, a number of factors could delay or prevent potential participants from participating in our clinical trials. For example, our efforts to build relationships with patient communities may not succeed, which could result in delays in participant enrollment in our clinical trials. Similarly, the escalation of the ongoing conflicts in Ukraine and the Middle East to involve additional countries, further economic sanctions or wider military conflict could delay participant enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of a product candidate may make it difficult or impossible to recruit and retain participants in other clinical trials of that same product candidate. Delays or failures in planned participant enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible. In addition, natural disasters or public health epidemics may delay or prevent participants from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us or our partners from completing our clinical trials at all, and harm our ability to obtain approval for such product candidate. Further, if participants drop out of our clinical trials, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

Preliminary, topline and interim data from our clinical trials that we announce or publish from time to time may change as more participant data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our clinical trials, such as our announcement in the first quarter of 2024 of topline data from the Phase 1b/2a PACIFIC Study for bexicaserin for the treatment of seizures associated with DEEs. These disclosures are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. As an example, in March 2024, following our review of the full data set for the Phase 1b/2a PACIFIC Study, we announced an update to the previously reported primary efficacy endpoint data. From time to time, we may also disclose interim data from our clinical studies. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

Bexicaserin, our most advanced product candidate, is an oral, centrally acting, 5-HT2C receptor superagonist with no observed impact on 5-HT2B and 5-HT2A receptor subtypes in our preclinical studies to date. 5-HT2B and 5-HT2A receptor subtypes have been known to be associated with significant adverse side effects, including valvular heart disease and pulmonary arterial hypertension in the case of the 5-HT2B receptor, and hallucinations and mild to severe anxiety in the case of the 5-HT2A receptor. Bexicaserin has the potential to be a clinically differentiated 5-HT2C superagonist for patients with DEEs. For example, fenfluramine, marketed as FINTEPLA, a non-specific 5-HT2 agonist, was approved for the treatment of seizures associated with Dravet syndrome and LGS by the FDA in 2020 and 2022, respectively. Fenfluramine has been associated with significant side effects and FINTEPLA has a Risk Evaluation and Mitigation Strategy (REMS) program requirement and a boxed warning. Another 5-HT2C agonist, lorcaserin, is also under evaluation for its potential to reduce seizures in patients with Dravet syndrome and refractory epilepsies. Lorcaserin was discovered by Arena and approved by the FDA for chronic weight management, marketed as BELVIQ by Eisai Inc. Lorcaserin was withdrawn from the market at the request of the FDA following the FDA’s analysis of the CAMELLIA-TIMI 61 clinical trial, for which participants in the lorcaserin group demonstrated a numerically higher but not a statistically significantly higher rate of total cancer diagnoses (7.7% vs 7.1% placebo). Based on the results of this clinical trial, the FDA concluded that the risks of lorcaserin outweigh the benefits for the approved indication of weight management and requested that lorcaserin be withdrawn from the market. However, the FDA authorized an expanded access program for patients with Dravet syndrome to continue to receive lorcaserin. Bexicaserin was designed and developed by Arena to be the next generation to lorcaserin, with the goal of being a safer and more effective 5-HT2C agonist. We believe bexicaserin’s potential for high selectivity and novel chemistry gives it the potential to reduce seizures in DEE patients and overcome the known or perceived safety limitations of available drugs in the 5-HT2 class. However, we may not be correct, and the selectivity, specificity or other attributes of bexicaserin may result in similar or less desirable clinical profiles than less selective and specific available drugs or other product candidates.

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

DEEs are commonly treated with multiple combinations of ASMs though physician preference for administered therapies differs across different epilepsy types. Pharmaceutical companies such as Jazz, UCB , SK Life Sciences, Marinus Pharmaceuticals and Biocodex have approved ASMs for the treatment of epilepsies. There are also non-pharmaceutical therapies for epilepsy patients, such as a ketogenic diet, vagus nerve stimulation, and surgery for some patients. Several companies have obtained FDA approval for the treatment of seizures associated with DEEs. For example, ZTALMY (ganaxolone) was approved for the treatment of seizures associated with CDKL5 deficiency disorder in March 2022. Fenfluramine was approved for the treatment of seizures associated with Dravet syndrome in June 2020 and LGS in March 2022 and is available for patients through a REMS program. Epidiolex (cannabidiol) was approved for the treatment of seizures associated with Dravet syndrome and LGS in 2018, and for the treatment of seizures associated with TSC in 2020, and DIACOMIT (stiripentol) was approved for seizures associated with Dravet syndrome in 2018. In addition, other companies are developing therapeutics for the treatment of DEEs, including alternative approaches such as gene therapy.

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

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. To demonstrate the safety of our clinical products, we may also be required to conduct extensive clinical trials and nonclinical studies, some of which have not been initiated or completed, and may not be completed for several years. For example, we believe that we will need to conduct additional nonclinical studies in juvenile animals, as well as develop a liquid formulation, to support the evaluation of bexicaserin in pediatric populations. We also expect that we will need to conduct additional toxicology, long-term carcinogenicity and other nonclinical studies to support the safety evaluation of bexicaserin and any of our product candidates intended to be administered for an extended period of time. There is no assurance our development or these studies will be successful. In addition, results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program. For example, we submitted an IND for LP659 in 2023 and are conducting a Phase 1 SAD clinical trial for LP659 in healthy volunteers. The FDA placed a partial clinical hold on MAD or other repeat dose studies, however, and we may not be able to obtain the FDA’s permission to proceed with repeat dose studies for LP659 in the manner we propose or at all.

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

In addition, if approved, bexicaserin may face challenges in gaining market acceptance by physicians, patients, third-party payors or others in the medical community as a result of it being a 5-HT2C agonist, which is part of an agonist class associated with significant risks and side effects. For example, fenfluramine, marketed as FINTEPLA, is a non-specific 5-HT2 agonist, has been associated with significant side effects and FINTEPLA has a REMS program requirement and a boxed warning. Another 5-HT2C agonist, lorcaserin, is also under evaluation for its potential to reduce seizures in patients with Dravet syndrome and refractory epilepsies. Lorcaserin was discovered by Arena and approved by the FDA for chronic weight management, marketed as BELVIQ by Eisai Inc. and withdrawn from the market at the request of the FDA based on a change in the FDA’s risk-benefit assessment for the approved indication. However, the FDA authorized an expanded access program for patients with Dravet syndrome to continue to receive lorcaserin.

Although we aim to improve upon current 5-HT2C agonist product profiles with bexicaserin, which was designed to be the next generation to lorcaserin with the goal of being a safer and more effective 5-HT2C agonist, and which we believe has the potential to overcome the limitations of the currently available 5-HT2 class, if we are unable to do so and to educate physicians, patients, third-party payors and others in the medical community about this product candidate and successfully distinguish the safety profile of this product candidate as compared to those of other products in the 5-HT2C agonist class, we may fail to gain market acceptance of bexicaserin.

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

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Prior to commercialization, centrally acting drugs are generally subject to review and potential scheduling by the DEA. It is possible that bexicaserin or our other product candidates may be regulated by the DEA as a Schedule IV controlled substance, which would subject such product candidates to additional restrictions regarding their manufacture, shipment, storage, sale and use, depending on the scheduling of the active ingredients, and may limit the commercial potential of any of our product candidates, if approved. For example, BELVIQ is a Schedule IV controlled substance, and FINTEPLA was previously a Schedule IV controlled substance.

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

Our ability to use net operating loss carryforwards and other tax attributes may be limited.

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will, subject to limitations, carry forward to offset future taxable income, if any, until such unused losses expire (if at all). As of December 31, 2023, we had federal and California net operating loss (NOL) carryforwards of $58.7 million and $1.6 million, respectively.

Our federal NOL carryforwards may be carried forward indefinitely, but the deductibility of these federal NOL carryforwards is limited to 80% of current year taxable income. Our California NOL carryforwards will begin to expire in 2040. Our NOL carryforwards are also subject to review and possible adjustment by the United States Internal Revenue Service and state tax authorities.

As of December 31, 2023, we also had federal and California research and development tax credit carryforwards, net of reserves, of $3.5 million and $1.2 million, respectively. Federal credit carryforwards will begin to expire after 2040 unless previously utilized. The California research and development credit carries forward indefinitely.

Under Section 382 of the Internal Revenue Code of 1986, as amended (IRC), our federal NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our company. An “ownership change” pursuant to Section 382 of the IRC generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in the ownership of our stock. Our ability to utilize our NOL carryforwards and certain other tax attributes could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

Risks Related to Regulatory Compliance

Our relationships with customers, healthcare providers, and third-party payors and/or the data we process may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, other healthcare laws and regulations and data privacy and security laws and regulations, contractual obligations and self-regulatory schemes. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers, including physicians, and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, as well as our proposed sales, marketing and educational programs. In addition, we process personal data and other sensitive and confidential information, which subjects us to various obligations related to data privacy and security, including laws at both the federal and state level. The laws that will affect our operations include, but are not limited to:

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
•
state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and/or information regarding drug pricing, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers, state laws and regulations that require drug manufacturers to file reports relating to drug pricing and marketing information, and state and local laws that require the registration of pharmaceutical sales representatives; and
•
federal, state and foreign laws that govern the privacy and security of personal data, including health-related information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. By way of example, California enacted the CCPA, which gives California residents expanded rights to access and delete their personal information, opt out of certain personal data sharing, and receive detailed information about how their personal data is used, among other rights. The CCPA provides for civil penalties for violations, including administrative fines of up to $7,500 per violation, as well as a private right of action for data breaches that is expected to increase data breach litigation. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws that provide individuals with certain rights with respect to their personal data, and similar laws are being considered in several other states, as well as at the federal and local levels. While the CCPA and other state comprehensive privacy laws exempt data subject to HIPAA and some data processed in the context of clinical trials, they apply to other data we maintain and may increase our compliance costs and potential liability. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data. Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the GDPR imposes obligations and restrictions on the collection and use of personal data relating to individuals in the European Economic Area (EEA) (including health data). The GDPR increases obligations with respect to clinical trials conducted in the EEA, including through its expansive the definition of personal data and because it requires changes to informed consent practices and more detailed notices for clinical trial participants and investigators.

Importantly, the GDPR materially expands the definition of what constitutes “personal data” including by clarifying that the GDPR applies to pseudonymized (i.e. key-coded) data, which is often processed by sponsors in the context of clinical trials. EU and EEA Member States are also able to legislate separately on health and genetic data, and we must comply with these local laws where we operate. Also, notwithstanding the UK’s withdrawal from the EU, the data protection obligations of the GDPR continue to apply to UK-related processing of personal data under the so-called “UK GDPR”. These GDPR regulations have “extra-territorial” reach—for example they apply (inter-alia) to any processing of personal data that concerns the offering of goods or services to individuals in the EEA or UK (as applicable) and/or the monitoring of their behavior, regardless of the existence of an establishment in the EEA or UK (as applicable). These GDPR regulations also apply to any clinical trials and other operations taking place in the EEA and UK. The GDPR provides for robust regulatory enforcement and substantial fines. While the GDPR affords some flexibility in determining how to comply with the various requirements, significant effort and expense has been, and will continue to be, invested to ensure continuing compliance. In Switzerland, the Federal Act on Data Protection (DPA), also applies to the collection and processing of personal data, including health-related information, by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland. The applicability of the DPA will also result in an increase of costs of compliance, risks of noncompliance and penalties for noncompliance.

Additionally, our employees and personnel may use generative artificial intelligence (AI) technologies to perform their work, and the disclosure and use of personal data in such technologies is subject to various privacy laws and other privacy obligations. Additionally, we may use AI to assist us in making certain decisions, which use is regulated by certain privacy laws. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. For example, due to inaccuracies or flaws in the inputs, outputs, or logic of the AI, the model could be biased and could lead us to make decisions that could adversely affect us. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

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

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. For example, the GDPR regulations significantly restrict the transfer of personal data from the EEA and the UK to the United States, and other countries in respect of which the European Commission or other relevant regulatory body has not issued a so-called “adequacy decision” (known as “third countries”). Switzerland has adopted similar restrictions under the DPA. Although there are various mechanisms that may be used in some cases to lawfully transfer personal data to the U.S. or other countries, these mechanisms are subject to legal challenges and may not be available to us. Additionally, the implementation of these mechanisms, including through agreements with all relevant CROs, sub-processors and other third parties, is complex and time-consuming. As such, transfers of personal data from the EEA, UK and/or Switzerland to the United States and other third countries may not fully comply with the cross-border data transfer restrictions set out in the applicable data privacy and security regulations. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of operating our business.

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Furthermore, we are, or may become, subject to self-regulatory standards, contractual obligations and policies related to privacy and security. Actual or perceived failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial participants, employees and other individuals about whom we or our potential collaborators obtain personal data, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Particularly because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

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

Healthcare legislative and regulatory reform measures may have a negative impact on our business and results of operations.

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several U.S. presidential executive orders, Congressional inquiries, proposed and enacted federal and state legislation, and other regulatory actions designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reform government program reimbursement methodologies for drug products, and otherwise reduce drug prices. For example, the Inflation Reduction Act of 2022 (IRA), among other things, (1) extends enhanced subsidies for individuals purchasing health insurance coverage through plan year 2025 in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, marketplaces, (2) eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program, (3) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (4) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA and related federal actions are likely to have a significant impact on the pharmaceutical industry. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

The FDA, Department of Justice (DOJ), and comparable foreign authorities strictly regulate the marketing and promotional claims that are made about pharmaceutical products, including our product candidates bexicaserin and LP659. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or comparable foreign authorities as reflected in the product’s approved labeling. Although physicians may prescribe products for off-label uses as the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. If we are found to have promoted such off-label uses, we may receive warning letters from the FDA and comparable foreign authorities and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA and other governmental authorities have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve enforcement actions. If we are deemed by the FDA, DOJ, or other governmental authorities to have engaged in the promotion of any current or future product candidates for off-label use, we could be subject to certain prohibitions or other restrictions on the sale or marketing of our products and operations, or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.

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

We may pursue orphan drug designation for one or more of our product candidates, as well as for potential other future product candidates, and obtaining orphan drug designations may be important to our business strategy; however, obtaining an orphan drug designation can be difficult and we may not be successful in doing so. Even if we were to obtain orphan drug designation for a product candidate, we may not obtain orphan exclusivity and that exclusivity may not effectively protect the drug from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. We will face similar risks if we pursue other designations with the FDA or comparable foreign authorities. The failure to obtain an orphan drug or other designation for any product candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug or other exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

By way of another example, in response to the COVID-19 pandemic, the FDA initially postponed most inspections of manufacturing facilities and products, and subsequently restarted routine pre-announced surveillance inspections of domestic manufacturing facilities subject to a risk-based prioritization system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Risks Related to Our Intellectual Property

We depend on intellectual property licensed from third parties, including Arena, and the failure by us or our licensors to protect the licensed intellectual property or the termination of our license could result in the loss of significant rights, which would harm our business.

We are dependent on technology, patents, know-how, and proprietary materials, both our own and licensed from Arena, which was acquired by Pfizer in March 2022. We entered into the Arena License Agreement pursuant to which we acquired an exclusive, royalty bearing, sublicensable, worldwide license to develop and commercialize bexicaserin for any use in humans, LP659 for the treatment of certain CNS and peripheral nervous system indications, and certain other compounds for CNS indications. Any termination of this license will result in the loss of significant rights and will restrict our ability to develop and commercialize our product candidates. If we or Arena fails to adequately protect this intellectual property, or if we seek to expand the field of our license to include additional indications we determine are advantageous or necessary for us to develop a licensed compound and Arena does not consent, our ability to commercialize these compounds could suffer.

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

Furthermore, our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we are unable to, or otherwise fail to, comply with our obligations under these agreements, including due to our use of the intellectual property licensed to us in an unauthorized manner, or we are subject to a bankruptcy, we may be required to pay damages and the licensor may have the right to terminate the license.

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

For most licensed products under the Arena License Agreement, including bexicaserin and LP659, we have the first right to control the prosecution and enforcement of the licensed patent applications and patents. However, we have an obligation to reasonably cooperate with Arena, which is now a wholly owned subsidiary of Pfizer, and will to some extent depend on Arena’s cooperation with us to prosecute and enforce such intellectual property. A disagreement between us and Arena with respect to the prosecution or enforcement of the patent applications or patents, or unsuccessful actions to prosecute or enforce the patent applications or patents, could adversely affect our intellectual property rights.

We may enter into, or seek to enter into, collaboration agreements and strategic alliances, and we may not realize the anticipated benefits of such collaborations or alliances. Any such collaborations relating to our product candidates could also cause us to alter or delay our development and commercialization plans.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our development programs and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our current and any future product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our current and future development programs and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner, including as a result of factors impacting our, our licensors’ or governmental patent offices’ operations.

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

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. These changes could also increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. For example, the Leahy-Smith America Invents Act (Leahy-Smith Act) enacted several significant changes to U.S. patent law, including switching the United States from a “first-to-invent” system to a “first-to-file” system, allowing third party submission of prior art to the USPTO during patent prosecution and setting forth additional procedures to attack the validity of a patent by the USPTO-administered post-grant proceedings. Changes such as these could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a negative effect on our business.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates such as bexicaserin, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their drug earlier than might otherwise be the case.

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

We are aware of third-party patents and/or patent applications that could adversely affect the potential commercialization of our compounds. For example, we are aware of third-party patents, as well as a third-party patent application, with broad claims to administering an S1P receptor modulator by starting with a lower dose and then increasing to a higher, standard daily dose. Further, we are aware of third-party patent applications with broad claims to administering a 5-HT receptor agonist for epileptic disorders. While we do not believe that any such claims that would cover the potential commercialization of bexicaserin or LP659 would be valid and enforceable, we may be incorrect in this belief.

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

We do not currently have the ability to independently conduct preclinical studies or clinical trials required to develop our drug candidates. We intend to rely on CROs, clinical trial sites and other third parties to ensure the proper and timely conduct of our preclinical studies and clinical trials, and we expect to have limited influence over their actual performance. We intend to rely upon CROs and others to monitor, manage and report data for our clinical trials, which includes biostatistical analysis and programming, as well as the execution of future nonclinical studies. We expect to control only certain aspects of our CROs’ and others’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies or clinical trials are conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs and others does not relieve us of our regulatory responsibilities.

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

We have no or limited experience in drug formulation or manufacturing as a company, and we do not own or operate, and we do not expect to own or operate, facilities for drug manufacturing, storage and distribution, or testing. We will be dependent on third parties to manufacture the clinical supplies of our product candidates.

Further, we also will rely on third-party manufacturers to supply us with sufficient quantities of our product candidates, to be used, if approved, for commercialization. We do not have long-term supply agreements or commitments with a manufacturer to produce raw materials, active pharmaceutical ingredients or the finished products of our product candidates or the associated packaging. Furthermore, the raw materials for our product candidates are sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. For example, adverse macroeconomic or geopolitical developments such as a health epidemic or pandemic, or the ongoing conflicts in Ukraine and the Middle East, could impact our ability to procure sufficient supplies for the development of our products and product candidates. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

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

Arena was acquired by Pfizer in 2022, and Arena’s acquisition may negatively impact our development programs and stock price.

On March 11, 2022, Pfizer acquired Arena, and Arena became a wholly-owned subsidiary of Pfizer. We have licensed product candidates, including bexicaserin and LP659, from Arena under the Arena License Agreement, and we rely on Arena to help protect intellectual property relating to our licensed products. We do not know if Pfizer will cooperate with us in protecting the intellectual property relating to our licensed products. We also do not know if Pfizer will view our development programs positively or negatively, or as complimentary or competitive to its development programs. We are also entitled to receive information and milestones and royalty payments under the Royalty Purchase Agreement. If a disagreement between us and Pfizer were to occur, Arena might challenge our rights or default on its obligations in the Arena License Agreement, the Royalty Purchase Agreement or another agreement between us, any of which could have an adverse impact on our ability to develop our licensed products or on our stock price.

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

We may not be able to attract or retain qualified personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. Many of the other pharmaceutical companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates and consultants than what we have to offer. In response to competition and adverse macroeconomic and geopolitical developments, including inflation and labor shortages, we may need to adjust employee cash compensation, which would affect our operating costs and our margins, or equity compensation, which would affect our outstanding share count and cause dilution to existing stockholders. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. If we are unable to continue to attract, retain and motivate high-quality personnel and consultants to accomplish our business objectives, the rate and success at which we can discover and develop product candidates and our business will be limited and we may experience constraints on our development objectives.

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

International expansion could expose us to business, regulatory, political, operational, financial, pricing and reimbursement risks associated with doing business outside of the United States.

We are subject to risks associated with conducting business internationally. Some of our suppliers are located outside of the United States, and we are planning to initiate a global Phase 3 program for bexicaserin, which will involve additional vendors and clinical sites outside of the United States. Furthermore, our business strategy incorporates potential international expansion, including the potential hiring of employees or contractors to help manage aspects of the global Phase 3 program for bexicaserin. Similarly, we may explore opportunities with potential partners outside the United States. Doing business internationally involves a number of risks, including but not limited to:

•
multiple, conflicting and changing laws and regulations, such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits and licenses;
•
economic, political, legal and social conditions in other countries (such as China), changes in government relations between such other countries and the United States or other governments, uncertainty about the future relationship between the United States and such other countries (including with respect to trade policies, treaties, government regulations and tariffs), and differences in the economies of such other countries including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources;
•
failure by us to obtain and maintain regulatory approvals for the conduct of clinical trials in various countries;
•
difficulties in staffing and managing foreign operations;
•
rejection or qualification of foreign clinical trial data by the competent authorities of other countries;
•
delays or interruptions in the supply of clinical trial materials resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•
additional potentially relevant third-party patent and other intellectual property rights;
•
complexities and difficulties in obtaining, maintaining, protecting and enforcing our intellectual property rights;
•
currency exchange rate fluctuations and the cost and risk of entering into hedging transactions if we choose to do so in the future;
•
natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease and related shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade and other business restrictions;
•
expenses for travel and insurance; and
•
regulatory and compliance risks that relate to anti-corruption compliance and record-keeping that may fall within the purview of the FCPA, its accounting provisions or its anti-bribery provisions or provisions of anti-corruption or anti-bribery laws in other countries.

Any of these factors could harm our future international expansion and operations and, consequently, our results of operations.

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

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal data and other confidential information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may have access to our computer networks or our confidential information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. In addition, we have enabled our employees to work remotely, which may make us more vulnerable to cyberattacks. Furthermore, past or future business transactions could expose us to risks and vulnerabilities. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, malicious third parties and other sources. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the access to or extraction of sensitive information, such attacks could include the deployment of harmful malware, malicious code (such as viruses and worms), ransomware, denial-of-service attacks, social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks) and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. In particular, ransomware attacks have become increasingly prevalent and severe. Our reliance on third parties could also introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks. In addition, the prevalent use of mobile devices increases the risk of data security incidents. Furthermore, our sensitive information could be leaked, disclosed or revealed as a result of or in connection with our employees', personnel's or vendors' use of generative AI technologies.

Significant disruptions of our, our third-party vendors’ and/or our business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us. In addition, information technology system disruptions, whether from attacks on our technology environment or from other failures of our data or information systems such as natural disasters, terrorism, war and telecommunication and electrical failures, could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. If we or our third-party collaborators, consultants, contractors, suppliers, or service providers were to suffer an attack or breach, for example, that resulted in the unauthorized access to or use or disclosure of personal or health information, we may have to notify consumers, partners, collaborators, government authorities, and the media, and may be subject to investigations, civil penalties, administrative and enforcement actions, and litigation, any of which could harm our business and reputation.

There is no way of knowing with certainty whether we have experienced any data security incidents that have not been discovered. While we have no reason to believe this to be the case, attackers have become very sophisticated in the way they conceal access to systems, and many companies that have been attacked are not aware that they have been attacked. Any event that leads to unauthorized access, use or disclosure of sensitive information, including but not limited to personal data regarding our clinical trial participants or employees, whether in our possession or in the possession of third parties upon whom we rely, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us, and result in significant legal and financial exposure and/or reputational harm. Limitations of liability in contracts and/or insurance coverage may be inadequate. For example, our insurance coverage may be inadequate to protect us from privacy and security liabilities, such coverage may not continue to be available on commercially reasonable terms or at all, or such coverage may not pay future claims. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or security incidents.

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
•
geopolitical and macroeconomic conditions, including the conflicts in Ukraine and the Middle East, economic slowdowns, recessions, inflation, high interest rates, bank failures and tightening of credit markets; and
•
other events or factors, many of which are beyond our control.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that such sales could occur, could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. In January 2024, Arena, a wholly owned subsidiary of Pfizer, reported that it had sold 3,978,540 shares of our common stock. Substantial sales of our common stock, or the perception that such sales could occur, could cause our stock price to fall.

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

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts if we are able to obtain marketing approval of any of our current or future product candidates, research and development activities, and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, we entered into the Sales Agreement with Cantor Fitzgerald, which was updated in August 2023, pursuant to which we may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million through Cantor Fitzgerald acting as the sales agent. We sold 1,422,250 shares of common stock under the Sales Agreement for gross proceeds of $8.8 million as of December 31, 2023. Subsequently, in January 2024, we completed an underwritten public offering of common stock in which we sold 11,500,000 shares of common stock for gross proceeds of $241.5 million before deducting underwriting discounts and commissions and offering expenses. If we sell additional common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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
•
provide that special meetings of our stockholders may be called only by the chair of our board of directors, our Chief Executive Officer or by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors; and
•
provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, as described below.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company,” if we do not qualify as a non-accelerated filer our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

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

Artificial intelligence presents new risks and challenges to our business.

AI generally refers to the application of technology to perform tasks resembling human cognitive function. As with many technological innovations, AI presents risks and challenges that could impact our business.

AI uses algorithms to enable continuous learning from new input data and development of new or adjusted output based on the learnings. Data therefore plays a critical role in the training and success of any AI application. If an AI tool is permitted to access our proprietary, confidential, or personal data, these data could be at risk of improper use or disclosure. For example, our vendors may incorporate generative AI tools into the products or services that we use. If the providers of these generative AI tools do not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection, or if our vendors or third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative AI, we may lose valuable intellectual property and other sensitive information, become subject to government action or lawsuits from third parties, and our reputation could be harmed. Further, malicious third parties around the world use increasingly sophisticated methods, including AI, to engage in illegal activities such as the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and otherwise adversely impact our business.

We may also face increased competition from other companies that are using AI, some of which may develop more effective methods than we and any of our business partners have, which could have a material adverse effect on our business, results of operations, or financial condition. In addition, uncertainties regarding developing legal and regulatory requirements and standards may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws concerning the use of AI, the nature of which cannot be determined at this time.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and personal data of employees and others (“Information Systems and Data”).

Our information technology department helps identify, assess and manage our cybersecurity threats and risks. Our information technology department identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example: manual and automated cybersecurity tools such as malware scans; vulnerability testing, such as phishing simulations; and analysis of reported threats.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: employee training; access controls; data encryption; systems monitoring; regular patching of operating systems and software; a Password Policy; a written IT Security Incident Response Plan; and cybersecurity insurance coverage.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, the information technology department works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business and reports to the Audit Committee of the Board of Directors, which evaluates cybersecurity and information technology risk as well as other aspects of our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example cybersecurity software and training providers.

We use third-party service providers to perform a variety of functions throughout our business, such as electronic communications service providers, cloud-based file storage service providers, and contract research organizations (“CROs”).

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part I, Item 1A, Risk Factors in this Annual Report on Form 10-K, including the risk factors titled “Significant disruptions of our information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us” and “Artificial Intelligence presents new risks and challenges to our business.”

Governance

Our Board of Directors addresses our cybersecurity risk management as part of its general oversight function. The Board of Directors’ Audit Committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain of our management, including our Senior Director of Information Technology, who has over 25 years of work experience in various roles in information technology and cybersecurity, including in public companies in our industry, and our Chief Financial Officer, who has experience overseeing the information technology function and implementing and overseeing internal controls frameworks in our industry.

Our Senior Director of Information Technology is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our Chief Financial Officer is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our IT Security Incident Response Plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Chief Financial Officer. Our Chief Financial Officer leads the Company’s Incident Response Team to help us mitigate and remediate cybersecurity incidents of which we are notified. In addition, our IT Security Incident Response Plan includes reporting to the Audit Committee of the Board of Directors for certain cybersecurity incidents.

The Audit Committee receives regular reports from management concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. The Audit Committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties.

We do not have any material physical properties, but we have included a description of the lease agreement for our corporate headquarters in Part I, Item 1 of this Annual Report under the heading “Facilities,” and in Note 9, “Commitments and Contingencies” accompanying our audited financial statements included elsewhere in this Annual Report. We believe that the lease agreement for our corporate headquarters is adequate to meet our needs for the foreseeable future.

Item 3. Legal Proceedings.

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. We are not party to any material pending legal proceedings to which we are a part or of which any of our property is the subject.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on the Nasdaq Global Market under the symbol “LBPH” since March 12, 2021. Prior to that date, there was no public trading market for our common stock.

Holders of Common Stock

As of February 29, 2024, there were approximately two holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (DTC). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Use of Proceeds

On March 16, 2021, we completed our initial public offering (IPO) and sold 5,298,360 shares of our common stock (inclusive of 298,360 shares sold in April 2021 pursuant to the underwriters’ option to purchase additional shares) at a public offering price of $16.00 per share. The offer and sale of the shares of common stock in the IPO were registered pursuant to a Registration Statement on Form S-1, as amended (File No. 333-253329), that was declared effective on March 11, 2021.

The net proceeds from the IPO are held in cash, cash equivalents and short-term investments. As of December 31, 2023, we have used approximately $60.0 million of the proceeds from our IPO for general corporate purposes, including to fund the research and development of bexicaserin, LP659 and other preclinical programs. There has been no material change in the planned use of such proceeds from that described in the prospectus for our IPO, except that we are currently focused on developing bexicaserin (LP352), LP659, and other early stage research.

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and related notes included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See the “Special Note Regarding Forward-Looking statements” section at the beginning of this Annual Report. You should also carefully read the “Risk Factors” section of this Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

We are currently focused on developing the following product candidates in our pipeline:

•
Bexicaserin (LP352) is an oral, centrally acting, 5-hydroxytryptamine 2C receptor subtype (5-HT2C) superagonist. In the first quarter of 2024, we announced topline data from a Phase 1b/2a clinical trial, the PACIFIC Study, evaluating participants ages 12 to 65 years old with a broad range of developmental and epileptic encephalopathies (DEEs), including Dravet syndrome (DS), Lennox-Gastaut syndrome (LGS), and other DEEs. We are currently in the planning stages of our bexicaserin global Phase 3 program; and
•
LP659, a centrally acting, sphingosine-1-phosphate, or S1P, receptor subtypes 1 and 5 modulator. In November 2023, we initiated a Phase 1 single-ascending dose (SAD) clinical trial for LP659 in healthy volunteers, with topline data expected in the first half of 2024.

In October 2020, we entered into a License Agreement with Arena (Arena License Agreement), pursuant to which Arena granted us an exclusive, royalty bearing, sublicensable, worldwide license to develop and commercialize bexicaserin, LP659 and certain other compounds (pharmaceutical products containing any such compounds, the Licensed Products). In January 2022, we amended the Arena License Agreement to add an additional program, and in September 2022 we further amended the Arena License Agreement to expand the field of the license of LP659 and provide Arena a right of first negotiation to acquire certain development and commercial rights to LP659 products.

The following table provides an overview of our product candidates currently in development:

In addition to bexicaserin and LP659, we are conducting other early stage research and plan to continue to identify and develop other clinically differentiated product candidates for neurological diseases with high unmet medical need.

We are also eligible to receive royalties of 9.5% to 18.5% on sales of lorcaserin if approved for commercialization through the Royalty Purchase Agreement (as defined below).

We were incorporated in January 2020. Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, research and development activities, business planning, raising capital, in-licensing intellectual property rights and establishing our intellectual property portfolio, and providing general and administrative support for these operations. We have principally financed our operations to date through the private placement of convertible preferred stock and public issuances and sales of our common stock. We raised gross proceeds of approximately $56.0 million from the issuance of our convertible preferred stock in October 2020, $84.8 million from our IPO in March 2021 and $23.0 million from our follow-on public offering in February 2023. As of December 31, 2023, we had cash, cash equivalents and short-term investments of $48.5 million. In January 2024, we raised gross proceeds of $241.5 million from an underwritten public offering in which we sold 11,500,000 shares of our common stock.

We have incurred net losses since our inception. Our net losses were $54.4 million and $43.9 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $140.6 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect that our expenses and operating losses will increase substantially as product candidates advance through preclinical studies and clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution, if we obtain marketing approval for any of our product candidates, and incur additional costs associated with operating as a public company. We expect that our existing cash, cash equivalents and short-term investments, along with net proceeds of $226.5 million from the follow-on public offering completed in January 2024, will be sufficient to fund our operations for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We base our estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

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

Agreements with Arena

Below is a summary of the key terms for our license and royalty purchase agreements with Arena.

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
•
other various expenses.

Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. We track direct costs by stage of program, clinical or preclinical and other early stage research. However, we do not track indirect costs on a program specific or stage of program basis because these costs are deployed across multiple programs and, as such, are not separately classified.

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
•
uncertainties in clinical trial design and patient enrollment or drop out or discontinuation rates;
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
•
the impact of any business interruptions to our operations or to those of the third parties with whom we work; and
•
maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates.

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

Financial Operations Overview

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Operating expenses:
Research and development	$43,752	$34,638
General and administrative	13,007	10,160
Total operating expenses	56,759	44,798
Loss from operations	(56,759)	(44,798)
Interest income, net	2,405	837
Other income (expense)	(68)	16
Net loss	$(54,422)	$(43,945)

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Direct costs:
Bexicaserin (LP352)	$25,404	$19,389
LP659	5,079	5,378
Preclinical programs and other early stage research	713	218
Indirect costs:
Personnel-related	11,127	8,408
All other	1,429	1,245
Total research and development expenses	$43,752	$34,638

Research and development expenses were $43.8 million for the year ended December 31, 2023, an increase of $9.2 million or 26.3%, compared to $34.6 million for the year ended December 31, 2022. The net increase of $9.2 million is primarily related to increases of $6.0 million in preclinical and clinical trial expenses related to bexicaserin (LP352), $2.7 million in personnel-related expenses, $0.5 million in other preclinical programs and early stage research expenses and $0.2 million of other miscellaneous expenses, offset by a decrease of $0.3 million in preclinical and clinical trial expenses related to LP659.

General and Administrative Expenses

General and administrative expenses were $13.0 million for the year ended December 31, 2023, an increase of $2.8 million or 28.0%, compared to $10.2 million for the year ended December 31, 2022. The net increase of $2.8 million is primarily related to increases of $1.7 million in personnel-related costs, $1.2 million of professional services and consulting expenses, and $0.4 million of other miscellaneous expenses, offset by a decrease of $0.5 million in insurance expense.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2023, we had cash, cash equivalents and short-term investments of $48.5 million.

We have funded our operations primarily through the private placement of convertible preferred stock and public issuances and sales of our capital stock.

In October 2020, we completed a $56.0 million private placement of our Series A convertible preferred stock.

In connection with our IPO in March 2021, we issued and sold 5,298,360 shares of common stock, which included 298,360 shares of our common stock sold pursuant to the over-allotment option granted to the underwriters to purchase additional shares of common stock, at a public offering price of $16.00 per share. We raised $76.2 million in net proceeds from the IPO after deducting underwriters’ discounts and commissions of $5.9 million and other expenses of $2.6 million.

In September 2022, we entered into a Controlled Equity OfferingSM Sales Agreement (Sales Agreement) with Cantor Fitzgerald & Co., as sales agent (Cantor Fitzgerald), pursuant to which we may issue and sell our common stock from time to time through our "at the market offering" (ATM) program under the Sales Agreement. We have no obligation to sell any shares of common stock under the Sales Agreement and may at any time suspend sales under the Sales Agreement. Cantor Fitzgerald will be entitled to compensation in an amount of 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. During the year ended December 31, 2023, we sold 1,422,250 shares of our common stock for gross proceeds of $8.8 million under the Sales Agreement.

In February 2023, we raised $23.0 million in a follow-on public offering. We issued and sold 5,750,000 shares of common stock which included 750,000 shares of our common stock sold pursuant to an option to purchase additional shares granted to the underwriters, at a public offering price of $4.00 per share. We raised $21.2 million in net proceeds from the follow-on public offering after deducting underwriters' commissions of $1.4 million and other expenses of $0.4 million.

In January 2024, we raised $241.5 million in a follow-on public offering. We issued and sold 11,500,000 shares of common stock which included 1,500,000 shares of our common stock sold pursuant to the full exercise by the underwriters of their option to purchase additional shares, at a public offering price of $21.00 per share. We raised $226.5 million in net proceeds from the follow-on public offering after deducting underwriters' commissions of $14.5 million and other expenses of $0.5 million.

Material Cash Requirements

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future.

We expect that our existing cash, cash equivalents and short-term investments, including net proceeds of $226.5 million from the follow-on public offering completed in January 2024, will be sufficient to fund our operations for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations beyond the next 12 months by utilizing our existing cash, cash equivalents and short-term investments and through a combination of equity offerings, debt financings, collaborations, licenses and other similar arrangements. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based our estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain. Our ability to fund longer-term operating needs will depend on our ability to access the capital markets, our ability to enter into third-party arrangements, and ultimately our ability to commercialize our product candidates for which we may obtain regulatory approval, and other factors, including those discussed in Part I, Item 1A, Risk Factors of this Annual Report.

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
•
costs associated with any product candidates, products or technologies that we may in-license or acquire; and
•
if we experience any delays or encounter any issues with any of the above.

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

Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our research and development programs, future commercialization efforts or other operations, or grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves, which would have a negative impact on our financial condition.

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

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(50,868)	(38,063)
Net cash provided by (used in) investing activities	24,233	(17,064)
Net cash provided by (used in) financing activities	30,191	(444)
Net increase (decrease) in cash and cash equivalents	$3,556	$(55,571)

Operating Activities

Net cash used in operating activities was $50.9 million and $38.1 million for the years ended December 31, 2023 and 2022, respectively.

Net cash used in operating activities during the year ended December 31, 2023 was primarily due to our net loss of $54.4 million, adjusted for $3.3 million of stock-based compensation expense, $1.0 million from accretion on investments and $1.3 million from changes in operating assets and liabilities.

Net cash used in operating activities during the year ended December 31, 2022 was primarily due to our net loss of $43.9 million, adjusted for $2.7 million of stock-based compensation expense and $3.1 million from changes in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $24.2 million for the year ended December 31, 2023 and net cash used by investing activities was $17.1 million for the year ended December 31, 2022.

Net cash provided by investing activities during the year ended December 31, 2023 was related to $96.0 million in short-term investment maturities, offset by $71.7 million of short-term investment purchases.

Net cash used in investing activities during the year ended December 31, 2022 was related to $57.6 million of short-term investment purchases, which was offset by $40.5 million in short-term investment maturities.

Financing Activities

Net cash provided by financing activities was $30.2 million for the year ended December 31, 2023 and net cash used by financing activities was $0.4 million for the year ended December 31, 2022.

Net cash provided by financing activities during the year ended December 31, 2023 was comprised of net proceeds of $29.7 million from sales of common stock and $0.5 million from the exercise of stock options.

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

As of December 31, 2023, a hypothetical 10.0 percent increase in our liability for accrued research and development expenses would have resulted in an increase to our net loss of approximately $0.5 million.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Longboard Pharmaceuticals, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Longboard Pharmaceuticals, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

San Diego, California
March 12, 2024

Longboard Pharmaceuticals, Inc.

Balance Sheets

	December 31,	December 31,
(in thousands, except share and per share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$14,331	$10,775
Short-term investments	34,167	56,814
Prepaid expenses and other current assets	1,723	2,249
Total current assets	50,221	69,838
Right-of-use assets	472	736
Property and equipment	4	9
Other long-term assets	—	33
Total assets	$50,697	$70,616
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,001	$1,310
Accrued research and development expenses	4,556	4,168
Accrued compensation and related expenses	3,374	2,438
Accrued other expenses	368	490
Right-of-use liabilities, current portion	475	358
Total current liabilities	9,774	8,764
Right-of-use liabilities, net of current portion	—	382
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value; authorized shares - 10,000,000 at December 31, 2023 and 2022, respectively; issued and outstanding shares - none at December 31, 2023 and 2022	—	—
Voting common stock, $0.0001 par value; authorized shares - 300,000,000 at December 31, 2023 and 2022, respectively; issued and outstanding shares - 22,096,494 and 13,585,950 at December 31, 2023 and 2022, respectively	2	1
Non-voting common stock, $0.0001 par value; authorized shares - 10,000,000 at December 31, 2023 and 2022, respectively; issued and outstanding shares - 2,420,755 and 3,629,400 at December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	181,563	148,303
Accumulated other comprehensive loss	(78)	(692)
Accumulated deficit	(140,564)	(86,142)
Total stockholders' equity	40,923	61,470
Total liabilities and stockholders' equity	$50,697	$70,616

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share and per share data)	2023	2022
Operating expenses:
Research and development	$43,752	$34,638
General and administrative	13,007	10,160
Total operating expenses	56,759	44,798
Loss from operations	(56,759)	(44,798)
Interest income, net	2,405	837
Other income (expense)	(68)	16
Net loss	$(54,422)	$(43,945)

Net loss per share, basic and diluted	$(2.39)	$(2.56)

Weighted-average shares outstanding, basic and diluted	22,726,325	17,150,907

Comprehensive loss:
Net loss	$(54,422)	$(43,945)
Unrealized gain (loss) on short-term investments	614	(528)
Comprehensive loss	$(53,808)	$(44,473)

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Statements of Stockholders’ Equity

	Voting Common Stock		Non-Voting Common Stock
(in thousands, except shares)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2021	13,440,761	$1	3,629,400	$—	$145,683	$(164)	$(42,197)	$103,323
Vesting of restricted stock	145,189	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,657	—	—	2,657
Financing related fees	—	—	—	—	(37)	—	—	(37)
Unrealized loss on short-term investments, net	—	—	—	—	—	(528)	—	(528)
Net loss	—	—	—	—	—	—	(43,945)	(43,945)
Balance at December 31, 2022	13,585,950	$1	3,629,400	$—	$148,303	$(692)	$(86,142)	$61,470
Issuance of common stock in follow-on public offering, net	5,750,000	1	—	—	21,178	—	—	21,179
Conversion of non-voting common stock to voting common stock	1,208,645	—	(1,208,645)	—	—	—	—	—
Issuance of common stock in at the market offering, net	1,422,250	—	—	—	8,523	—	—	8,523
Financing related fees	—	—	—	—	(185)	—	—	(185)
Stock-based compensation	—	—	—	—	3,254	—	—	3,254
Exercise of stock options	129,649	—	—	—	490	—	—	490
Unrealized gain on short-term investments, net	—	—	—	—	—	614	—	614
Net loss	—	—	—	—	—	—	(54,422)	(54,422)
Balance at December 31, 2023	22,096,494	$2	2,420,755	$—	$181,563	$(78)	$(140,564)	$40,923

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(54,422)	$(43,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,254	2,657
Depreciation and amortization	5	5
(Accretion) amortization of premiums on investments, net	(972)	101
Changes in operating assets and liabilities:
Prepaid expenses and other assets	374	(183)
Accounts payable	(308)	282
Accrued research and development expenses	388	1,923
Accrued compensation and related expenses	936	959
Accrued other expenses	(122)	138
Operating right-of-use assets and lease liabilities, net	(1)	—
Net cash used in operating activities	(50,868)	(38,063)
Cash flows from investing activities:
Purchases of short-term investments	(71,717)	(57,614)
Maturities of short-term investments	95,950	40,550
Net cash provided by (used in) investing activities	24,233	(17,064)
Cash flows from financing activities:
Proceeds from issuance of common stock	31,787	—
Payments for offering costs	(2,086)	(444)
Proceeds from exercise of stock options	490	—
Net cash provided by (used in) financing activities	30,191	(444)
Net increase (decrease) in cash and cash equivalents	3,556	(55,571)
Cash and cash equivalents at the beginning of the period	10,775	66,346
Cash and cash equivalents at the end of the period	$14,331	$10,775

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements

Note 1. Organization and Basis of Presentation

Description of Business

Longboard Pharmaceuticals, Inc. (the Company), formerly Arena Neuroscience, Inc., was incorporated in the state of Delaware on January 3, 2020 and is based in San Diego, California. The Company was organized and initially wholly-owned by Arena Pharmaceuticals, Inc. (Arena), until the closing of its Series A convertible preferred stock (Series A Preferred Stock) financing in October 2020. The Company is a clinical-stage biopharmaceutical company focused on developing novel, transformative medicines for neurological diseases. The Company’s most advanced product candidate, bexicaserin (LP352), is a serotonin receptor that is being developed for the treatment of seizures associated with developmental and epileptic encephalopathies and is currently in the planning stages of a global Phase 3 program. The Company is also developing LP659, an S1P receptor modulator, which could have applicability in multiple rare neuroinflammatory conditions.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with US generally accepted accounting principles (GAAP) and reflect all of the Company's activities. The financial statements include all known adjustments necessary for a fair presentation of the results as required by GAAP. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Operating results for the year ended December 31, 2023, are not necessarily indicative of future results.

Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all of its resources to research and development (R&D) activities, organizing and staffing, business planning, raising capital, in-licensing intellectual property rights and establishing its intellectual property portfolio, and providing general and administrative (G&A) support for these operations and has funded its operations primarily with the net proceeds from the issuance of Series A Preferred Stock and common stock. The Company has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $140.6 million and $86.1 million as of December 31, 2023 and 2022, respectively.

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

As of December 31, 2023, the Company had available cash, cash equivalents and investments of $48.5 million and working capital of $40.4 million to fund future operations. Management believes that its capital resources as of December 31, 2023 along with the net proceeds of $226.5 million from the follow-on public offering completed in January 2024, will be sufficient to fund the Company’s operations for at least 12 months after the date these audited financial statements are issued.

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

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

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

Property and Equipment, Net

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful life of the related assets (generally three to five years). Property and equipment as of December 31, 2023 consists of computer equipment.

R&D Expenses

R&D expenses are expensed in the periods in which they are incurred. External expenses consist primarily of payments to contract research organizations, outside consultants and other third parties in connection with the Company’s discovery, preclinical and clinical activities, process development, manufacturing activities, regulatory and other services. Certain R&D external expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers or the estimate of the level of service that has been performed at each reporting date. R&D expenses amounted to $43.8 million and $34.6 million, respectively, for the years ended December 31, 2023 and 2022.

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

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share as it would be anti-dilutive:

	Year Ended December 31,
	2023	2022
Options to purchase common stock	3,856,819	2,395,748
Total	3,856,819	2,395,748

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, to improve financial reporting by requiring timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance became effective for the Company on January 1, 2023. The adoption of this standard did not have a material impact on the Company's financial statements.

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

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

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

The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of December 31, 2023 and 2022:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2023
Assets:
Money market funds	$11,196	$11,196	$—	$—

Commercial paper	$16,806	$—	$16,806	$—
Corporate debt securities	4,256	—	4,256	—
Government and agency securities	13,105	13,105	—	—
Total assets measured at fair value	$45,363	$24,301	$21,062	$—

As of December 31, 2022
Assets:
Money market funds	$8,784	$8,784	$—	$—

Commercial paper	$19,429	$—	$19,429	$—
Corporate debt securities	19,737	—	19,737	—
Government and agency securities	18,639	14,759	3,880	—
Total assets measured at fair value	$66,589	$23,543	$43,046	$—

The carrying amounts of the Company’s cash equivalents and accounts payable approximate fair value due to their relatively short maturities.

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

Note 4. Short-Term Investments

The following table summarizes short-term investments (in thousands):

	December 31, 2023
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$16,813	$—	$(7)	$16,806
Corporate debt securities	4,277	—	(21)	4,256
Government and agency securities	13,155	2	(52)	13,105
Total short-term investments	$34,245	$2	$(80)	$34,167

	December 31, 2022
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$18,453	$—	$(15)	$18,438
Corporate debt securities	20,090	—	(353)	19,737
Government and agency securities	18,963	1	(325)	18,639
Total short-term investments	$57,506	$1	$(693)	$56,814

The following table summarizes the maturities of the Company's short-term investments at December 31, 2023:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$34,245	$34,167
Total short-term investments	$34,245	$34,167

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, at December 31, 2023 and 2022:

	December 31, 2023
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Commercial paper	8	$16,806	$(7)	—	$—	$—	8	$16,806	$(7)
Corporate debt securities	—	—	—	3	4,256	(21)	3	4,256	(21)
Government and agency securities	—	—	—	2	3,149	(52)	2	3,149	(52)
	8	$16,806	$(7)	5	$7,405	$(73)	13	$24,211	$(80)

	December 31, 2022
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Commercial paper	8	$7,934	$(15)	—	$—	$—	8	$7,934	$(15)
Corporate debt securities	7	7,626	(43)	9	12,111	(310)	16	19,737	(353)
Government and agency securities	3	4,511	(37)	6	10,653	(288)	9	15,164	(325)
	18	$20,071	$(95)	15	$22,764	$(598)	33	$42,835	$(693)

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

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

Note 5. Accrued Other Expenses

Accrued other expenses consisted of the following (in thousands):

	As of December 31,
	2023	2022
Accrued consulting fees	$218	$254
Accrued travel expenses	43	43
Accrued taxes	40	34
Accrued legal and accounting fees	40	127
Accrued computer related expenses	15	15
Accrued other	12	17
Total	$368	$490

Note 6. Stockholders’ Equity

Follow-On Public Offerings

Subsequent to year end 2023, in January 2024, the Company raised $241.5 million in a follow-on public offering. The Company issued and sold 11,500,000 shares of common stock which included 1,500,000 shares of common stock sold pursuant to the full exercise by the underwriters of their option to purchase additional shares, at a public offering price of $21.00 per share. The Company raised $226.5 million in net proceeds from the follow-on public offering after deducting underwriters' commissions of $14.5 million and other expenses of $0.5 million.

In February 2023, the Company raised $23.0 million in a follow-on public offering. The Company issued and sold 5,750,000 shares of common stock which included 750,000 shares of common stock sold pursuant to the option to purchase additional shares granted to the underwriters, at a public offering price of $4.00 per share. The Company raised $21.2 million in net proceeds from the follow-on public offering after deducting underwriters' commissions of $1.4 million and other expenses of $0.4 million.

Sales Agreement

In September 2022, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as sales agent (Cantor Fitzgerald), pursuant to which it may issue and sell its common stock from time to time through an “at the market offering” (ATM) program under the Sales Agreement. The Company has no obligation to sell any shares of common stock under the Sales Agreement and may at any time suspend sales under the Sales Agreement. Cantor Fitzgerald will be entitled to compensation in an amount of 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. The Company sold 1,422,250 shares of its common stock for gross proceeds of $8.8 million under the Sales Agreement as of December 31, 2023.

Initial Public Offering

On March 16, 2021, the Company completed the initial public offering (IPO) of its voting common stock. In connection with the IPO, the Company issued and sold 5,298,360 shares of voting common stock, which included 298,360 shares of its voting common stock sold pursuant to the option granted to the underwriters to purchase additional shares in April 2021, at a public offering price of $16.00 per share. The Company raised $76.2 million in net proceeds from the IPO after deducting underwriters’ discounts and

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

commissions of $5.9 million and other expenses of $2.6 million. Unless otherwise noted, all references in the financial statements and related footnotes to the Company's “common stock” refers to the Company's voting common stock.

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

Voting Common Stock and Non-Voting Common Stock

As of December 31, 2023, the Company had 22,096,494 shares of voting common stock outstanding and 2,420,755 shares of non-voting common stock outstanding. As of December 31, 2022, the Company had 13,585,950 shares of voting common stock outstanding, and 3,629,400 shares of non-voting common stock outstanding.

Each share of non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to the Company, subject to the limitations provided for in the Company's amended and restated certificate of incorporation.

Note 7. Agreements with Arena Pharmaceuticals, Inc.

The Company entered into a license agreement (the Arena License Agreement), a services agreement, and a royalty purchase agreement in October 2020 with Arena. Arena was purchased by Pfizer in March 2022. The following section summarizes the Arena License Agreement.

Arena License Agreement

Pursuant to the Arena License Agreement, the Company has obtained an exclusive, royalty bearing, sublicensable, worldwide license under certain know-how and patents of Arena to develop and commercialize bexicaserin (LP352) for any use in humans, LP659 for the treatment of developmental, degenerative and autoimmune disease, disorders or conditions of the CNS or peripheral nervous system in humans, and certain other compounds for the treatment of CNS indication in humans (pharmaceutical products containing any such compounds, Licensed Products). Arena has a right of first negotiation to acquire certain development and commercial rights to LP659 products. As consideration for the rights granted to the Company under the Arena License Agreement, the Company will be required to pay to Arena a mid-single digit royalty on net sales of Licensed Products of LP352, and a low-single digit royalty on net sales of all other Licensed Products, by the Company, its affiliates or its sublicensees, subject to standard reductions. The Company’s royalty obligations continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of the (i) tenth anniversary of the first commercial sale of such product in such country or (ii) expiration of the last-to-expire valid claim of the patents licensed by the Company under the Arena License Agreement covering the manufacture, use or sale of such product in such country.

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

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

In October 2023, the compensation committee of the Company’s board of directors amended the 2021 Plan to incorporate an additional pool of 1,000,000 shares that the Company is authorized to issue to individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1, including individuals who were not previously an employee or director of the Company or are following a bona fide period of non-employment, in each case as an inducement material to such individual’s agreement to enter into employment with the Company.

As of December 31, 2023, the 2021 Plan authorizes and provides for the issuance of up to 5,426,117 shares of common stock, which consists of 3,856,819 shares of common stock subject to outstanding options and 1,569,298 shares of common stock available for grant. The number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, through January 1, 2031, in an amount equal to (i) 5% of the total number of shares of common stock outstanding on December 31 of the fiscal year before the date of each automatic increase (determined on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock), or (ii) a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2020 and 2021 Plans (or collectively, the Equity Plans) is ten years and, in general, the options issued under the Equity Plans vest over a one- to four-year period from the vesting commencement date.

Stock Award Grants under the Equity Plans

A summary of the Company’s Equity Plans stock option activity is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	2,395,748	$5.50	8.3	$48
Options granted	1,734,665	4.67
Options exercised	(129,649)	3.78
Options forfeited/cancelled	(143,945)	7.71
Balance at December 31, 2023	3,856,819	$5.10	8.3	$5,678

Vested and expected to vest at December 31, 2023	3,856,819	$5.10	8.3	$5,678
Options exercisable at December 31, 2023	1,774,086	$5.28	7.8	$2,830

Options exercisable at December 31, 2023 included 1,628,898 vested stock options and 145,188 stock options that are subject to an early exercise provision. The total intrinsic value of stock options exercised in 2023 was $0.2 million. There were no stock option exercises in 2022.

The following table presents the weighted-average assumptions used for the stock option grants for the years ended December 31, 2023 and 2022, along with the related grant date fair value:

	2023	2022
Stock price	$4.67	$4.61
Risk-free interest rate	3.86%	2.15%
Dividend yield	0.00%	0.00%
Expected volatility	77.66%	75.28%
Expected life (years)	6.0	6.0
Estimated grant date fair value per share of award granted	$3.25	$3.07

Determination of Fair Value of Common Stock. The Company utilizes the closing stock price of the common stock on the Nasdaq Global Market on the grant date as both the exercise price and an input to the Black Scholes option pricing model to determine stock-based compensation expense.

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

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

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

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Research and development	$1,521	$1,016
General and administrative	1,733	1,641
Total	$3,254	$2,657

As of December 31, 2023, unrecognized stock-based compensation expense was $6.9 million, which is expected to be recognized over a remaining weighted-average period of approximately 2.5 years.

Employee Stock Purchase Plan

The Company's board of directors adopted the 2021 Employee Stock Purchase Plan (ESPP) in February 2021, the Company's stockholders approved the ESPP in March 2021 and it became effective on March 11, 2021. As of December 31, 2023, the ESPP authorizes the issuance of 697,645 shares of common stock under purchase rights granted to our employees. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, through January 1, 2031, by the lesser of (i) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year before the date of the automatic increase (determining on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock); and (ii) such number of shares of common stock that would cause the aggregate number of shares of common stock then reserved for issuance under the ESPP to equal 1,060,017 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be for a lesser amount of shares. The ESPP permits eligible employees, who elect to participate in an offering under the ESPP, to contribute up to 15% of their eligible earnings (as defined in the ESPP) towards the purchase of shares of common stock. Unless otherwise determined by the Company's board of directors, the price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company’s common stock on the commencement date of each offering period or the relevant purchase date, whichever is lower. There are certain service requirements for an employee to be eligible to participate in the ESPP, and no employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of common stock (as determined in accordance with the ESPP). Offering durations under the ESPP may not be longer than 27 months, and the Company may specify shorter purchase periods within each offering. The ESPP is considered a compensatory plan as defined by the authoritative guidance for stock-based compensation. As of December 31, 2023, the ESPP had not yet been implemented.

Note 9. Commitments and Contingencies

Leases

The Company has a lease agreement for office space located at 4275 Executive Square, Suite 950, La Jolla, California 92037 where it currently occupies 9,289 square feet. The lease had an expiration date of December 31, 2024. Monthly rent payments for this space under the lease agreement are approximately $35,000 and will increase to approximately $36,000 in July 2024. In November 2023, we signed an amendment to the lease agreement for an additional 1,977 square feet starting April 1, 2024, when our monthly lease payments will increase by approximately $8,000 per month. A security deposit of approximately $44,000 is included in prepaid expenses and other current assets on the unaudited condensed balance sheet as of December 31, 2023.

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

Subsequent to year end 2023, in February 2024, we further amended our lease so that we will occupy all 15,960 square feet on the 9th floor of the building, estimated to be effective August 1, 2024. The lease expiration was extended from December 31, 2024 to December 31, 2030. Monthly rent payments will be approximately $62,000 per month and will increase by approximately 4.5% each year, starting in 2026. We have rent abatement for months 2 and 3 of the new lease amendment. In conjunction with the lease amendment, we also increased our security deposit by $200,000.

Rent expense totaled approximately $425,000 and $394,000 for the years ended December 31, 2023 and 2022, respectively.

The below table provides supplemental cash flow information related to leases as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$393	$370

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	101	554

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	December 31,
	2023	2022
Operating leases
Right-of-use assets, net	$472	$736

Right-of-use lease liabilities, current	475	358
Right-of-use lease liabilities, noncurrent	—	382
Total operating lease liabilities	$475	$740

Weighted average remaining lease term
Operating leases	1.0 year	2.0 years

Weighted average discount rate
Operating leases	10.0%	9.8%

Future minimum lease commitments are as follows as of December 31, 2023 (in thousands):

Operating Leases
Year Ending December 31,
2024	496
Total lease payments	496
Less imputed interest	(21)
Total	$475

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company will accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2023 and 2022, the Company is not a party to any litigation.

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

Note 10. Income Taxes

The following table summarizes the net loss attributable to stockholders before benefit for income taxes by region for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022
United States	$(54,422)	$(43,945)
Total	$(54,422)	$(43,945)

The benefit for income taxes are as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Benefit for income taxes at statutory federal rate	$(11,428)	$(9,229)
Permanent differences and other	559	524
Research and development credits	(1,915)	(1,688)
Change in valuation allowance	12,784	10,393
Provision for income taxes	$—	$—

The components of the Company's net deferred taxes were as follows:

	December 31,
(in thousands)	2023	2022
Federal and California net operating loss carryforwards	$12,336	$8,512
Federal and California research and development carryforwards	4,443	2,528
Stock-based compensation expense	500	404
Lease liability	100	155
Section 174 capitalized R&D expenses	13,067	6,318
Other, net	689	491
Total deferred tax assets	31,135	18,408
Right-of-use asset	(99)	(155)
Fixed asset basis difference	(1)	(2)
Total deferred tax liabilities	(100)	(157)
Net deferred tax assets	31,035	18,251
Less: valuation allowance	(31,035)	(18,251)
Net deferred tax assets	$—	$—

The deferred income tax assets have been fully offset by a valuation allowance, as realization is dependent on future earnings, if any, the timing and amount of which are uncertain. The net valuation allowance increased by $12.8 million. We will continue to assess the need for a valuation allowance on our deferred tax assets by evaluating both positive and negative evidence that may exist.

As of December 31, 2023, we had federal net operating loss carryforwards of $58.7 million that will not expire and California net operating loss carryforwards of $1.6 million that will begin to expire in 2040. As of December 31, 2023, we also had federal and California research and development tax credit carryforwards, net of reserves, of $3.5 million and $1.2 million respectively. Federal credit carryforwards will begin to expire after 2040 unless previously utilized. The California research and development credit carries forward indefinitely.

Sections 382 and 383 of the IRC limit the utilization of tax attribute carryforwards that arise prior to certain cumulative changes in a corporation's ownership. We have not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Therefore, in the event that IRC Section 382 limitation events have occurred, some or all of our net operating loss and research and development credit carryforwards may not be available to offset future taxable income.

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

Longboard Pharmaceuticals, Inc.

Notes to Financial Statements — Continued

The following table reconciles the beginning and ending amounts of unrecognized tax benefits for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022
Gross unrecognized tax benefits at the beginning of the year	$703	$345
Additions from tax positions taken in the current year	444	359
Additions from tax positions taken in prior year	—	—
Reductions from tax positions taken in prior years	(1)	(1)
Tax settlements	—	—
Gross unrecognized tax benefits at the end of the year	$1,146	$703

We had unrecognized tax benefits of $1.1 million as of December 31, 2023. Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will have no impact on our effective tax rate. We do not anticipate that there will be a substantial change in unrecognized tax benefits within the next 12 months. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Because we have incurred net losses since our inception, we did not have any accrued interest or penalties included in our balance sheet as of December 31, 2023 and did not recognize any interest and/or penalties in our statements of operations and comprehensive loss for the year ended December 31, 2023.

We are subject to income taxation in the United States at the Federal and state levels. All tax years are subject to examination by US and California tax authorities due to the carryforward of unutilized net operating losses and tax credits. To our knowledge, we are not currently under examination by any taxing authorities.

Note 11. Employment Benefits

Effective in June 2021, the Company established a 401(k) salary deferral plan for its employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company provides a safe harbor contribution of up to 4% of the employee's compensation, not to exceed eligible limits, and subject to employee participation. For the years ended December 31, 2023 and 2022, the Company incurred approximately $386,000 and $265,000, respectively, in expenses related to the safe harbor contribution.

Note 12. Subsequent Events

In January 2024, we raised $241.5 million in a follow-on public offering. For additional information, see Note 6.

In February 2024, we amended our lease agreement to occupy 15,960 square feet of office space, estimated to be effective August 1, 2024. For additional information, see Note 9.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023, the end of the period covered by this Annual Report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Regulation S-K Item 408).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Information Regarding the Board of Directors and Corporate Governance – Information Regarding Committees of the Board of Directors – Audit Committee,” “Information Regarding the Board of Directors and Corporate Governance – Information Regarding Committees of the Board of Directors – Nominating and Corporate Governance Committee,” “Election of Directors,” “Executive Officers,” “Code of Ethics,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC by April 29, 2024, or the Proxy Statement.

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive Compensation,” “Director Compensation” and “Information Regarding the Board of Directors and Corporate Governance – Information Regarding Committees of the Board of Directors – Compensation Committee” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Incentive Plans – Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Information Regarding the Board of Directors and Corporate Governance – Independence of the Board of Directors” and “Transactions with Related Persons and Indemnification” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Principal Accountant Fees and Services” in the Proxy Statement.

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
1.1

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

10.4+*	Longboard Pharmaceuticals, Inc. 2021 Equity Incentive Plan (amended and restated).
10.5+

Forms of grant notice, stock option agreement and notice of exercise under the Longboard Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-253329), filed with the SEC on March 8, 2021).

10.6+*	Form of grant notice and restricted stock unit agreement under the Longboard Pharmaceuticals, Inc. 2021 Equity Incentive Plan.
10.7+

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

10.14

First Amendment, dated January 28, 2022, to Arena License Agreement (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K (File No. 001-40192), filed with the SEC on March 3, 2022).

10.15

Second Amendment, dated September 13, 2022, to Arena License Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-40192), filed with the SEC on November 3, 2022).

10.16

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

32.1*#	Certification of Principal Executive Officer and Principal Financial Officer Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350.
97.1*	Incentive Compensation Recoupment Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Indicates management contract or compensatory plan.
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

Longboard Pharmaceuticals, Inc.

Date: March 12, 2024	By:	/s/ Kevin R. Lind
Kevin R. Lind
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2024	By:	/s/ Brandi L. Roberts
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

Name	Title	Date

/s/ Kevin R. Lind	President and Chief Executive Officer	March 12, 2024
Kevin R. Lind	(Principal Executive Officer)

/s/ Brandi L. Roberts	Executive Vice President and Chief Financial Officer	March 12, 2024
Brandi L. Roberts	(Principal Financial and Accounting Officer)

/s/ Vincent E. Aurentz	Director	March 12, 2024
Vincent E. Aurentz

/s/ Corinne Le Goff	Director	March 12, 2024
Corinne Le Goff, Pharm.D.

/s/ Casey C. Lynch	Director	March 12, 2024
Casey C. Lynch

/s/ Phillip M. Schneider	Director	March 12, 2024
Phillip M. Schneider

/s/ Paul J. Sekhri	Director	March 12, 2024
Paul J. Sekhri

/s/ Jane Tiller	Director	March 12, 2024
Jane Tiller, MBChB, FRCPsych