Form 10-Q
period 2024-03-31
Longboard Pharmaceuticals, Inc.
filed 2024-05-02
CIK 1832168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, the registrant had 38,880,054 shares of common stock, $0.0001 par value per share, outstanding, comprised of 33,609,299 shares of voting common stock, $0.0001 par value per share, and 5,270,755 shares of non-voting common stock, $0.0001 par value per share.

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
•
We are early in our development efforts. In the first quarter of 2024, we announced topline results from a Phase 1b/2a clinical trial for our most advanced product candidate, bexicaserin (LP352), and Phase 3 planning is ongoing. We are also conducting a Phase 1 clinical trial for LP659, with topline data expected in the second quarter of 2024. Our other development efforts are in the research stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Longboard Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

	March 31,	December 31,
(in thousands, except share and per share data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$54,395	$14,331
Short-term investments	266,648	34,167
Prepaid expenses and other current assets	2,398	1,723
Total current assets	323,441	50,221
Right-of-use assets	3,977	472
Property and equipment	3	4
Other long-term assets	244	—
Total assets	$327,665	$50,697
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,045	$1,001
Accrued research and development expenses	7,304	4,556
Accrued compensation and related expenses	1,054	3,374
Accrued other expenses	572	368
Right-of-use liabilities, current portion	315	475
Total current liabilities	10,290	9,774
Right-of-use liabilities, net of current portion	3,667	—
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value; authorized shares - 10,000,000 at March 31, 2024 and December 31, 2023; issued and outstanding shares - none at March 31, 2024 and December 31, 2023	—	—
Voting common stock, $0.0001 par value; authorized shares - 300,000,000 at March 31, 2024 and December 31, 2023; issued and outstanding shares - 33,607,490 and 22,096,494 at March 31, 2024 and December 31, 2023, respectively	3	2
Non-voting common stock, $0.0001 par value; authorized shares - 10,000,000 at March 31, 2024 and December 31, 2023; issued and outstanding shares - 5,270,755 and 2,420,755 at March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	469,621	181,563
Accumulated other comprehensive loss	(366)	(78)
Accumulated deficit	(155,550)	(140,564)
Total stockholders' equity	313,708	40,923
Total liabilities and stockholders' equity	$327,665	$50,697

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
Operating expenses:
Research and development	$13,170	$8,530
General and administrative	4,940	3,432
Total operating expenses	18,110	11,962
Loss from operations	(18,110)	(11,962)
Interest income, net	3,133	516
Other expense	(9)	(10)
Net loss	$(14,986)	$(11,456)

Net loss per share, basic and diluted	$(0.42)	$(0.56)

Weighted-average shares outstanding, basic and diluted	35,321,794	20,409,794

Comprehensive loss:
Net loss	$(14,986)	$(11,456)
Unrealized gain (loss) on short-term investments	(288)	271
Comprehensive loss	$(15,274)	$(11,185)

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(14,986)	$(11,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,749	697
Depreciation	1	1
Accretion of premiums on investments, net	(1,849)	(1)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(770)	(798)
Accounts payable	43	(1,027)
Accrued research and development expenses	2,748	645
Accrued compensation and related expenses	(2,320)	(1,734)
Accrued other expenses	205	578
Operating right-of-use assets and lease liabilities, net	2	(2)
Net cash used in operating activities	(15,177)	(13,097)
Cash flows from investing activities:
Purchases of short-term investments	(255,119)	(20,567)
Maturities of short-term investments	24,200	26,650
Net cash provided by (used in) investing activities	(230,919)	6,083
Cash flows from financing activities:
Proceeds from issuance of common stock	301,350	23,000
Payments for offering costs	(14,994)	(1,640)
Proceeds from exercise of stock options	48	—
Net cash provided by financing activities	286,404	21,360
Net increase in cash, cash equivalents and restricted cash	40,308	14,346
Cash, cash equivalents and restricted cash at the beginning of the period	14,331	10,775
Cash, cash equivalents and restricted cash at the end of the period	$54,639	$25,121

Supplemental disclosure of cash flow information:
Offering costs in accounts payable and accrued other expenses	$3	$172

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

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all information and notes required by GAAP for complete financial statements. The operating results presented in these unaudited condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. The Company’s unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on March 12, 2024.

Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all of its resources to research and development (R&D) activities, organizing and staffing, business planning, raising capital, in-licensing intellectual property rights and establishing its intellectual property portfolio, and providing general and administrative (G&A) support for these operations, and has funded its operations primarily with the net proceeds from the issuance of Series A Preferred Stock and common stock. The Company has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $155.6 million and $140.6 million as of March 31, 2024 and December 31, 2023, respectively.

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

As of March 31, 2024, the Company had available cash, cash equivalents and short-term investments of $321.0 million and working capital of $313.2 million to fund future operations. Management believes that its capital resources as of March 31, 2024 will be sufficient to fund the Company’s operations for at least 12 months after the date these unaudited condensed financial statements are issued.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash in readily available checking accounts, money market funds, corporate debt securities, and obligations of U.S. government-sponsored enterprises. The carrying amounts reported in the unaudited condensed balance sheets for cash and cash equivalents are valued at cost, which approximates fair value. The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the condensed balance sheets to the total of the amount presented in the condensed statements of cash flows:

	March 31,	December 31,
(in thousands)	2024	2023
Cash and cash equivalents	$54,395	$14,331
Restricted cash included in other long-term assets	244	—
Total cash, cash equivalents and restricted cash presented in the condensed statements of cash flows	$54,639	$14,331

The restricted cash relates to deposits for the Company’s office lease. The deposit will be reduced to $90,000 on January 1, 2027 as long as there are no defaults under the lease, and the remaining restriction will lapse when the lease expires on December 31, 2030.

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

R&D Expenses

R&D expenses are expensed in the periods in which they are incurred. External expenses consist primarily of payments to contract research organizations, outside consultants and other third parties in connection with the Company’s research, preclinical and clinical activities, process development, manufacturing activities, regulatory and other services. Certain R&D external expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers or the estimate of the level of service that has been performed at each reporting date. R&D expenses amounted to $13.2 million and $8.5 million for the three months ended March 31, 2024 and 2023, respectively.

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

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share as it would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	5,537,267	3,877,556
Restricted stock awards, issued but unvested	150,660	—
Total	5,687,927	3,877,556

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2024
Assets:
Money market funds	$46,086	$46,086	$—	$—

Commercial paper	$53,749	$—	$53,749	$—
Corporate debt securities	57,045	—	57,045	—
Government and agency securities	160,843	150,812	10,031	—
Total assets measured at fair value	$317,723	$196,898	$120,825	$—

As of December 31, 2023
Assets:
Money market funds	$11,196	$11,196	$—	$—

Commercial paper	$16,806	$—	$16,806	$—
Corporate debt securities	4,256	—	4,256	—
Government and agency securities	13,105	13,105	—	—
Total assets measured at fair value	$45,363	$24,301	$21,062	$—

Note 4. Short-Term Investments

The following table summarizes short-term investments:

	As of March 31, 2024
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$50,863	$—	$(104)	$50,759
Corporate debt securities	57,260	—	(215)	57,045
Government and agency securities	158,889	1	(46)	158,844
Total short-term investments	$267,012	$1	$(365)	$266,648

	As of December 31, 2023
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$16,813	$—	$(7)	$16,806
Corporate debt securities	4,277	—	(21)	4,256
Government and agency securities	13,155	2	(52)	13,105
Total short-term investments	$34,245	$2	$(80)	$34,167

The following table summarizes the maturities of the Company's short-term investments at March 31, 2024:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$232,745	$232,489
Due in one to two years	34,267	34,159
Total short-term investments	$267,012	$266,648

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Commercial paper	15	$50,759	$(104)	—	$—	$—	15	$50,759	$(104)
Corporate debt securities	19	57,045	(215)	—	—	—	19	57,045	(215)
Government and agency securities	11	134,079	(32)	2	3,189	(14)	13	137,268	(46)
	45	$241,883	$(351)	2	$3,189	$(14)	47	$245,072	$(365)

	As of December 31, 2023
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Commercial paper	8	$16,806	$(7)	—	$—	$—	8	$16,806	$(7)
Corporate debt securities	—	—	—	3	4,256	(21)	3	4,256	(21)
Government and agency securities	—	—	—	2	3,149	(52)	2	3,149	(52)
	8	$16,806	$(7)	5	$7,405	$(73)	13	$24,211	$(80)

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

Note 5. Accrued Other Expenses

Accrued other expenses consisted of the following:

	As of
(in thousands)	March 31, 2024	December 31, 2023
Accrued legal and accounting fees	$257	$40
Accrued consulting fees	177	218
Accrued taxes	50	40
Accrued travel expenses	27	43
Accrued computer related expenses	11	15
Accrued other	50	12
Total	$572	$368

Note 6. Stockholders’ Equity

Private Placement

In March 2024, the Company entered into a Non-Voting Common Stock Purchase Agreement (the “Agreement”) with an investment fund (the “Investor”) affiliated with Farallon Capital Management, L.L.C. (“Farallon”), pursuant to which the Company sold and issued 2,850,000 shares of its non-voting common stock to the Investor at a purchase price of $21.00 per share, for aggregate gross proceeds of $59.9 million, in a private placement transaction. Funds affiliated with Farallon have been and continue to be a greater than 5% stockholder in the Company. No discounts, commissions or placement agent fees were payable in connection with the foregoing private placement.

Follow-On Public Offerings

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

Sales Agreement

In September 2022, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as sales agent (Cantor Fitzgerald), pursuant to which it may issue and sell its common stock from time to time through an “at the market offering” (ATM) program under the Sales Agreement. The Company has no obligation to sell any shares of common stock under the Sales Agreement and may at any time suspend sales under the Sales Agreement. Cantor Fitzgerald will be entitled to compensation in an amount of 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. In August 2023, the Company filed a prospectus supplement providing for the sale of up to $75.0 million of shares of common stock under the Sales Agreement. The Company sold 1,422,250 shares of its common stock for gross proceeds of $8.8 million during 2023. In March 2024, the Company filed a sales agreement prospectus providing for the sale of up to $150.0 million of shares of common stock under the Sales Agreement (exclusive of shares sold previously). As of March 31, 2024, no shares of common stock had been sold pursuant to the most recent sales agreement prospectus.

Amended and Restated Certificate of Incorporation

In March 2021, the Company amended and restated the Company’s certificate of incorporation to, among other things, increase the authorized shares of voting common stock, non-voting common stock and preferred stock to 300,000,000 shares, 10,000,000 shares and 10,000,000 shares, respectively.

Voting Common Stock and Non-Voting Common Stock

As of March 31, 2024, the Company had 33,607,490 shares of voting common stock outstanding and 5,270,755 shares of non-voting common stock outstanding. As of December 31, 2023, the Company had 22,096,494 shares of voting common stock outstanding and 2,420,755 shares of non-voting common stock outstanding.

Reconciliation of Changes in Stockholders’ Equity

The following tables document the changes in stockholders' equity for the three months ended March 31, 2024 and 2023 (unaudited):

	Voting Common Stock		Non-Voting Common Stock
(in thousands, except shares)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2023	22,096,494	$2	2,420,755	$—	$181,563	$(78)	$(140,564)	$40,923
Issuance of common stock in follow-on public offering	11,500,000	1	—	—	241,499	—	—	241,500
Issuance of non-voting common stock in PIPE financing	—	—	2,850,000	—	59,850	—	—	59,850
Financing related fees	—	—	—	—	(15,088)	—	—	(15,088)
Stock-based compensation	—	—	—	—	1,749	—	—	1,749
Stock option exercises	10,996	—	—	—	48	—	—	48
Unrealized loss on short-term investments, net	—	—	—	—	—	(288)	—	(288)
Net loss	—	—	—	—	—	—	(14,986)	(14,986)
Balance at March 31, 2024	33,607,490	$3	5,270,755	$—	$469,621	$(366)	$(155,550)	$313,708

	Voting Common Stock		Non-Voting Common Stock
(in thousands, except shares)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2022	13,585,950	$1	3,629,400	$—	$148,303	$(692)	$(86,142)	$61,470
Issuance of common stock in follow-on public offering	5,750,000	1	—	—	21,187	—	—	21,188
Conversion of non-voting common stock to voting common stock	1,208,645		(1,208,645)		—			—
Financing related fees					(37)			(37)
Stock-based compensation	—	—	—	—	697	—	—	697
Unrealized gain on short-term investments, net	—	—	—	—	—	271	—	271
Net loss	—	—	—	—	—	—	(11,456)	(11,456)
Balance at March 31, 2023	20,544,595	$2	2,420,755	$—	$170,150	$(421)	$(97,598)	$72,133

Note 7. License Agreement with Arena Pharmaceuticals, Inc.

The Company entered into a license agreement (Arena License Agreement), a services agreement, and a royalty purchase agreement in October 2020 with Arena. Arena was purchased by Pfizer in March 2022. The following section summarizes the Arena License Agreement.

Arena License Agreement

Pursuant to the Arena License Agreement, the Company has obtained an exclusive, royalty bearing, sublicensable, worldwide license under certain know-how and patents of Arena to develop and commercialize bexicaserin (LP352) for any use in humans, LP659 for the treatment of developmental, degenerative and autoimmune disease, disorders or conditions of the CNS or peripheral nervous system in humans, and certain other compounds for the treatment of CNS indication in humans (pharmaceutical products containing any such compounds, Licensed Products). Arena has a right of first negotiation to acquire certain development and commercial rights to LP659 products. As consideration for the rights granted to the Company under the Arena License Agreement, the Company will be required to pay to Arena a mid-single digit royalty on net sales of Licensed Products of LP352, and a low single digit royalty on net sales of all other Licensed Products, by the Company, its affiliates or its sublicensees, subject to standard reductions. The Company’s royalty obligations continue on a Licensed Product-by-Licensed Product and country-by-country basis until the later of the (i) tenth anniversary of the first commercial sale of such product in such country or (ii) expiration of the last-to-expire valid claim of the patents licensed by the Company under the Arena License Agreement covering the manufacture, use or sale of such product in such country.

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

In October 2023, the compensation committee of the Company’s board of directors amended the 2021 Plan to incorporate an additional pool of 1,000,000 shares that the Company is authorized to issue to individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1, including individuals who were not previously an employee or director of the Company or are following a bona fide period of non-employment, in each case as an inducement material to such individual entering into employment with the Company.

As of March 31, 2024, the 2021 Plan authorizes and provides for the issuance of up to 6,640,983 shares of common stock, which consists of 5,537,267 shares of common stock subject to outstanding options, 150,660 shares of common stock subject to outstanding restricted stock units and 953,056 shares of common stock available for grant. The number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, through January 1, 2031, in an amount equal to (i) 5% of the total number of shares of common stock outstanding on December 31 of the fiscal year before the date of each automatic increase (determined on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock), or (ii) a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2020 and 2021 Plans (or collectively, the Equity Plans) is ten years and, in general, the options issued under the Equity Plans vest over a one to four year period from the vesting commencement date.

Stock Award Grants under the Equity Plans

A summary of the Company’s stock option activity is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	3,856,819	$5.10	8.3	$5,678
Options granted	1,708,014	19.92
Options exercised	(10,996)	4.40
Options forfeited/cancelled	(16,570)	8.95
Balance at March 31, 2024	5,537,267	$9.66	8.6	$66,208

Vested and expected to vest at March 31, 2024	5,537,267	$9.66	8.6	$66,208
Options exercisable at March 31, 2024	2,018,876	$5.47	7.6	$32,573

Options exercisable at March 31, 2024 included 1,917,244 vested stock options and 101,632 stock options that are subject to an early exercise provision.

The following table presents the weighted-average assumptions used for the stock option grants for the three months ended March 31, 2024 and 2023, along with the related grant date fair value:

	Three Months Ended March 31,
	2024	2023
Stock price	$19.92	$4.37
Risk-free interest rate	4.14%	3.83%
Dividend yield	0.00%	0.00%
Expected volatility	83.36%	77.55%
Expected life (years)	6.0	6.0
Estimated grant date fair value per share of award granted	$14.55	$3.05

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

A summary of the Company’s restricted stock unit (RSU) activity is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance at December 31, 2023	—	$—
RSUs granted	151,500	19.32
RSUs vested	—	—
RSUs forfeited/cancelled	(840)	19.32
Balance at March 31, 2024	150,660	$19.32

RSUs vest annually over four years from the grant date.

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development	$820	$339
General and administrative	929	358
Total	$1,749	$697

Total stock-based compensation expense for the three months ended March 31, 2024 and 2023 included $0.1 million and $0 of expense, respectively, related to the vesting of RSUs. As of March 31, 2024, unrecognized stock-based compensation expense related to outstanding unvested stock option awards and outstanding unvested RSUs was $30.0 million and $2.8 million, respectively, which is expected to be recognized over a remaining weighted-average period of approximately 3.0 years and 3.9 years, respectively.

Employee Stock Purchase Plan

The Company's board of directors adopted the 2021 Employee Stock Purchase Plan (ESPP) in February 2021, the Company's stockholders approved the ESPP in March 2021 and it became effective on March 11, 2021. As of March 31, 2024, the ESPP authorizes the issuance of 942,817 shares of common stock under purchase rights granted to our employees. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, through January 1, 2031, by the lesser of (i) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year before the date of the automatic increase (determining on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock); and (ii) such number of shares of common stock that would cause the aggregate number of shares of common stock then reserved for issuance under the ESPP to equal 1,060,017 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be for a lesser amount of shares. The ESPP permits eligible employees, who elect to participate in an offering under the ESPP, to contribute up to 15% of their eligible earnings (as defined in the ESPP) towards the purchase of shares of common stock. Unless otherwise determined by the Company's board of directors, the price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company’s common stock on the commencement date of each offering period or the relevant purchase date, whichever is lower. There are certain service requirements for an employee to be eligible to participate in the ESPP, and no employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of common stock (as determined in accordance with the ESPP). Offering durations under the ESPP may not be longer than 27 months, and the Company may specify shorter purchase periods within each offering. The ESPP is considered a compensatory plan as defined by the authoritative guidance for stock-based compensation. As of March 31, 2024, the ESPP had not yet been implemented.

Note 9. Commitments and Contingencies

Leases

The Company has a lease agreement for office space located at 4275 Executive Square, Suite 950, La Jolla, California 92037 where it currently occupies 11,266 square feet. The lease had an expiration date of December 31, 2024. Monthly rent payments for this space under the lease agreement are approximately $43,000 and will increase to approximately $44,000 in July 2024.

In February 2024, we further amended our lease so that we will occupy all 15,960 square feet on the 9th floor of the building, estimated to be effective October 1, 2024. The lease expiration was extended from December 31, 2024 to December 31, 2030. Monthly rent payments will be approximately $62,000 per month and will increase by approximately 4.5% each year, starting in 2026. We have rent abatement for months 2 and 3 of the new lease amendment. A security deposit of approximately $244,000 is included in other long-term assets on the unaudited condensed balance sheet as of March 31, 2024.

For the three months ended March 31, 2024 and 2023, the Company recorded approximately $109,000 and $105,000, respectively, in rent expense.

The below table provides supplemental cash flow information related to leases as follows (in thousands):

Three Months Ended
March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$105
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,603

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

March 31, 2024
Operating leases
Right-of-use assets	$3,977

Right-of-use lease liabilities, current	315
Right-of-use lease liabilities, noncurrent	3,667
Total operating lease liabilities	$3,982

Weighted-average remaining lease term
Operating leases	6.2 years

Weighted-average discount rate
Operating leases	10.0%

Future minimum lease commitments are as follows as of March 31, 2024 (in thousands):

Operating Leases
Year Ending December 31,
2024	$409
2025	663
2026	785
2027	820
2028	856
Thereafter	1,829
Total lease payments	5,362
Less imputed interest	(1,380)
Total	$3,982

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company will accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2024 and December 31, 2023, the Company is not a party to any litigation.

Note 10. Employment Benefits

Effective in June 2021, the Company established a 401(k) salary deferral plan for its employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company provides a safe harbor contribution of up to 4% of the employee's compensation, not to exceed eligible limits, and subject to employee participation. For the three months ended March 31, 2024 and 2023, the Company incurred approximately $209,000 and $107,000, respectively, in expenses related to the safe harbor contribution.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (SEC) on March 12, 2024 (our 2023 Annual Report).

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

Overview and Recent Developments

We are a clinical-stage biopharmaceutical company focused on developing novel, transformative medicines for neurological diseases. We were formed in January 2020 by Arena Pharmaceuticals, Inc. (Arena) to advance a portfolio of centrally acting product candidates designed to be highly selective for specific G protein-coupled receptors (GPCRs). Our small molecule product candidates were discovered out of the same platform at Arena that represents a culmination of more than 20 years of world-class GPCR research. Arena was purchased by Pfizer, Inc. (Pfizer) on March 11, 2022, and is now a wholly owned subsidiary of Pfizer.

We are currently focused on developing the following product candidates in our pipeline, both of which are licensed from Arena:

•
Bexicaserin (LP352) is an oral, centrally acting, 5-hydroxytryptamine 2C receptor subtype (5-HT2C) superagonist. In the first quarter of 2024, we announced topline data from a Phase 1b/2a clinical trial, the PACIFIC Study, evaluating participants ages 12 to 65 years old with a broad range of developmental and epileptic encephalopathies (DEEs), including Dravet syndrome (DS), Lennox-Gastaut syndrome (LGS), and other DEEs. We are currently in the planning stages of our bexicaserin global Phase 3 program; and
•
LP659, a centrally acting, sphingosine-1-phosphate, or S1P, receptor subtypes 1 and 5 modulator. In November 2023, we initiated a Phase 1 single-ascending dose (SAD) clinical trial for LP659 in healthy volunteers, with topline data expected in the second quarter of 2024.

Since our inception, we have devoted substantially all of our resources to research and development activities, organizing and staffing our company, business planning, raising capital, in-licensing intellectual property rights and establishing our intellectual property portfolio, and providing general and administrative support for these operations. We have principally financed our operations to date through the private placement of convertible preferred stock and the completion of our initial public offering (IPO) of our common stock in March 2021. To date, we have raised gross proceeds of approximately $56.0 million from the issuance of our convertible preferred stock, $84.8 million from our IPO, $23.0 million and $241.5 million from our February 2023 and January 2024 follow-on public offerings, respectively, $59.9 million from our March 2024 private placement of non-voting common stock, and $8.8 million from our at-the-market offering. As of March 31, 2024, we had cash, cash equivalents and short-term investments of $321.0 million.

We have incurred net losses since our inception. Our net losses were $15.0 million and $11.5 million, respectively, for the three months ended March 31, 2024 and 2023. As of March 31, 2024, we had an accumulated deficit of $155.6 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect that our expenses and operating losses will increase substantially as product candidates advance through preclinical studies and clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur more significant commercialization expenses for marketing, sales, manufacturing and distribution leading up to and, if ever, after we obtain marketing approval for any of our product candidates, and incur additional costs associated with operating as a public company. We expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We base our estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

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
•
uncertainties in clinical trial design and participant enrollment or drop out or discontinuation rates;
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

Financial Operations Overview

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating expenses:
Research and development	$13,170	$8,530
General and administrative	4,940	3,432
Total operating expenses	18,110	11,962
Loss from operations	(18,110)	(11,962)
Interest income, net	3,133	516
Other expense	(9)	(10)
Net loss	$(14,986)	$(11,456)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Direct costs:
Bexicaserin (LP352)	$6,806	$4,037
LP659	1,860	1,194
Preclinical programs and other early stage research	285	251
Indirect costs:
Personnel-related	3,754	2,690
All other	465	358
Total research and development expenses	$13,170	$8,530

Research and development expenses were $13.2 million for the three months ended March 31, 2024, an increase of $4.6 million, or 54%, compared to $8.5 million for the three months ended March 31, 2023. The net increase of $4.6 million is primarily related to increases of $2.8 million in clinical trial and preclinical expenses related to bexicaserin, $0.7 million in clinical trial and preclinical expenses related to LP659 and $1.1 million in personnel-related expenses.

General and Administrative Expenses

General and administrative expenses were $4.9 million for the three months ended March 31, 2024, an increase of $1.5 million, or 44%, compared to $3.4 million for the three months ended March 31, 2023. The net increase of $1.5 million is primarily related to increases of $1.1 million in personnel-related expenses and $0.5 million in consulting and professional fees, offset by a decrease of $0.1 million in insurance expenses.

Liquidity and Capital Resources

As of March 31, 2024, we had cash, cash equivalents and short-term investments of $321.0 million and working capital of $313.2 million to fund future operations. As of December 31, 2023, we had cash, cash equivalents and short-term investments of $48.5 million and working capital of $40.4 million to fund future operations.

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

In March 2024, we completed a $59.9 million private placement of our non-voting common stock.

Sales Agreement

In September 2022, we entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as sales agent (Cantor Fitzgerald), pursuant to which we may issue and sell our common stock from time to time through an “at the market offering” (ATM) program under the Sales Agreement. We have no obligation to sell any shares of common stock under the Sales Agreement and may at any time suspend sales under the Sales Agreement. Cantor Fitzgerald will be entitled to compensation in an amount of 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. In August 2023, we filed a prospectus supplement to offer up to $75.0 million of shares of common stock under the Sales Agreement. During 2023 we sold 1,422,250 shares of our common stock under the Sales Agreement for gross proceeds of $8.8 million. In March 2024, we filed a sales agreement prospectus to offer up to $150.0 million of shares of common stock under the Sales Agreement (exclusive of shares sold previously). As of March 31, 2024, we had not sold any shares of common stock pursuant to the most recent sales agreement prospectus.

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

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(15,177)	$(13,097)
Net cash provided by (used in) investing activities	(230,919)	6,083
Net cash provided by financing activities	286,404	21,360
Net increase in cash, cash equivalents and restricted cash	$40,308	$14,346

Operating Activities

Net cash used in operating activities was $15.2 million and $13.1 million for the three months ended March 31, 2024 and 2023, respectively. Net cash used in operating activities for the three months ended March 31, 2024 was primarily due to our net loss of

$15.0 million, adjusted for $1.7 million of stock-based compensation expense and $0.1 million from changes in operating assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2023 was primarily due to our net loss of $11.5 million, adjusted for $0.7 million of stock-based compensation expense and $2.3 million from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $230.9 million for the three months ended March 31, 2024 and net cash provided by investing activities was $6.1 million for the three months ended March 31, 2023. Net cash used in investing activities for the three months ended March 31, 2024 was related to $255.1 million of short-term investment purchases, which was offset by $24.2 million in short-term investment maturities. Net cash provided by investing activities for the three months ended March 31, 2023 was related to $20.6 million of short-term investment purchases, which was offset by $26.7 million in short-term investment maturities.

Financing Activities

Net cash provided by financing activities was $286.4 million and $21.4 million for the three months ended March 31, 2024 and 2023, respectively. Net cash provided by financing activities during the three months ended March 31, 2024 was primarily comprised of net proceeds of $226.5 million from our January 2024 follow-on offering and $59.9 million from our March 2024 private placement. Net cash provided by financing activities during the three months ended March 31, 2023 was primarily comprised of net proceeds of $21.4 million from our February 2023 follow-on public offering, which excluded $0.2 million of expenses not yet paid.

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

While our significant accounting policies are described in more detail in the notes to our financial statements appearing in our 2023 Annual Report, we believe that the following accounting policies are critical to understanding our historical and future performance, as the policies relate to the more significant areas involving management’s judgments and estimates used in the preparation of our financial statements. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2024, as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report.

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

As of March 31, 2024, a hypothetical 10.0 percent increase in our liability for accrued research and development expenses would have resulted in an increase to our net loss of approximately $0.7 million.

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

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024, the end of the period covered by this Quarterly Report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business activities. There are no material legal proceedings to which we are a party or of which any of our property is the subject. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 1A. Risk Factors.

An investment in shares of our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our unaudited condensed financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares in our common stock. The occurrence of any of the risks described below could harm our business, financial condition, results of operations, growth prospects and/or stock price or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that are new risk factors or ones containing substantive changes from the similarly titled risk factors included in our 2023 Annual Report.

Risks Related to Our Limited Operating History, Financial Position and Need For Additional Capital

We have a limited operating history, and we have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.*

We were incorporated in January 2020, and we have a limited operating history upon which you can evaluate our business and prospects. Our operations to date have been primarily focused on organizing and staffing our company, research and development activities, business planning, raising capital, in-licensing intellectual property rights and establishing our intellectual property portfolio, and providing general and administrative support for these operations. In the first quarter of 2024 we announced topline results from a Phase 1b/2a clinical trial for our most advanced product candidate, bexicaserin (LP352), and planning for a Phase 3 program is ongoing. We are also conducting a Phase 1 SAD clinical trial in healthy volunteers for our next most advanced product candidate, LP659, with topline data anticipated in the second quarter of 2024. Our other development efforts are in the research stage. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry, including an ability to obtain regulatory approval of a product candidate, manufacture any product candidate at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In addition, we have limited experience completing clinical trials as a company. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception in January 2020. For the three months ended March 31, 2024 and 2023, we reported net losses of $15.0 million and $11.5 million, respectively. As of March 31, 2024, we had an accumulated deficit of $155.6 million.

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

As of March 31, 2024, our cash, cash equivalents and short-term investments were $321.0 million. In January 2024, we completed a public offering of common stock and received gross proceeds of $241.5 million before deducting underwriting discounts and commissions and offering expenses. In March 2024, we completed a private placement of non-voting common stock and received net proceeds of $59.8 million. We believe, based on our current operating plan, that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

Risks Related to the Development and Commercialization of Our Product Candidates

We are early in our development efforts. In the first quarter of 2024 we announced topline results from a Phase 1b/2a clinical trial for our most advanced product candidate, bexicaserin, and we are planning for a Phase 3 program. We are also conducting a Phase 1 clinical trial for our next most advanced product candidate, LP659, with topline SAD data expected in the second quarter of 2024. Our other development efforts are in the research stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.*

We are in the early stages of our development efforts, and none of our product candidates have advanced into a pivotal study. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

Our most advanced product candidates, bexicaserin and LP659, are in the clinical testing phase of development. In the first quarter of 2024, we announced topline results from the PACIFIC Study, a Phase 1b/2a clinical trial for bexicaserin. Planning for a Phase 3 program for bexicaserin is ongoing. We are also conducting a Phase 1 SAD clinical trial for LP659 in healthy volunteers, with topline data expected in the second quarter of 2024. All of our other development efforts are in the research stage and we will need to progress them through IND-enabling studies and submit INDs to the FDA or other comparable foreign regulatory agencies prior to initiating their clinical development.

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

In particular, while we announced positive topline results from the Phase 1b/2a PACIFIC Study for bexicaserin in the first quarter of 2024, we do not know how bexicaserin will perform in any future clinical trials, including our planned Phase 3 program. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and earlier clinical trials, and many product candidates fail in clinical trials despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, or after others, including regulatory authorities, disagreed with such companies’ views and interpretations of the data and results from earlier preclinical studies or clinical trials. As we investigate bexicaserin for developmental and epileptic encephalopathies (DEEs) and other epileptic diseases, we may encounter difficulties that we have not yet encountered. For example, bexicaserin has to date been studied in a population of ages 12 to 65, and for our global Phase 3 program, we intend to use PK modeling to determine appropriate dosing for patients ages 2 to 11. This work is ongoing and we may encounter unforeseen difficulties. Furthermore, we are conducting a Phase 1 SAD clinical trial for LP659 in healthy volunteers, with topline data expected in the second quarter of 2024. The FDA has placed a partial clinical hold on MAD or other repeat dose studies, pending review of safety data from the SAD study and other related information. For these and other reasons, we may not initiate or complete planned or ongoing clinical studies for our current or future product candidates in the time or manner we desire, or at all.

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

Because we have multiple product candidates in our pipeline and are considering a variety of target indications, we may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.*

Because we have limited financial and managerial resources, we focus on specific product candidates, indications and development programs. We may also conduct several clinical trials for our product candidates in parallel over the next several years, which may make our decision as to which product candidates to focus on more difficult. For example, in the first quarter of 2024 we reported topline data from the PACIFIC Study for bexicaserin for the treatment of seizures associated with DEEs, including Lennox-Gastaut syndrome (LGS), Dravet syndrome and other DEEs, and we are currently planning for a Phase 3 program for bexicaserin. We are also conducting a Phase 1 SAD clinical trial for LP659 in healthy volunteers, for which we expect topline data in the second quarter of 2024. In addition, we have earlier-stage research efforts ongoing. As a result, we may forgo or delay pursuit of opportunities with other product candidates or other indications that could have had greater commercial potential or likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. In addition, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries.

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

On March 11, 2022, Pfizer acquired Arena, and Arena became a wholly owned subsidiary of Pfizer. We have licensed product candidates, including bexicaserin and LP659, from Arena under the Arena License Agreement, and we rely on Arena to help protect intellectual property relating to our licensed products. We do not know if Pfizer will cooperate with us in protecting the intellectual property relating to our licensed products. We also do not know if Pfizer will view our development programs positively or negatively, or as complimentary or competitive to its development programs. We are also entitled to receive information and milestones and royalty payments under the Royalty Purchase Agreement. If a disagreement between us and Pfizer were to occur, Arena might challenge our rights or default on its obligations in the Arena License Agreement, the Royalty Purchase Agreement or another agreement between us, any of which could have an adverse impact on our ability to develop our licensed products or on our stock price.

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

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts if we are able to obtain marketing approval of any of our current or future product candidates, research and development activities, and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, we entered into the Sales Agreement with Cantor Fitzgerald, and in August 2023 we filed a prospectus supplement providing for the issuance and sale, from time to time, of shares of common stock having an aggregate offering price of up to $75.0 million through Cantor Fitzgerald acting as the sales agent. We sold 1,422,250 shares of common stock under the Sales Agreement for gross proceeds of $8.8 million in 2023. In March 2024 we filed a sales agreement prospectus to offer up to $150.0 million of shares of common stock under the Sales Agreement (exclusive of shares previously sold), and we had not sold any shares under the most recent sales agreement prospectus as of March 31, 2024. In January 2024, we completed an underwritten public offering of common stock in which we sold 11,500,000 shares of common stock for gross proceeds of $241.5 million before deducting underwriting discounts and commissions and offering expenses. In March 2024, we completed a private placement of 2,850,000 shares of non-voting common stock for gross proceeds of $59.9 million. If we sell additional common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

The net proceeds from the IPO are held in cash, cash equivalents and short-term investments. As of March 31, 2024, we have used approximately $74.8 million of the proceeds from our IPO for general corporate purposes, including to fund the research and development of bexicaserin, LP659 and other preclinical programs. There has been no material change in the planned use of such proceeds from that described in the prospectus for our IPO, except that we are currently focused on developing bexicaserin (LP352), LP659, and other early stage research.

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

10.1*	Non-Voting Common Stock Purchase Agreement, dated March 26, 2024, by and between the Registrant and the Purchaser named therein.
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

32.1*#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Indicates management contract or compensatory plan.
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

Longboard Pharmaceuticals, Inc.

Date: May 2, 2024	By:	/s/ Kevin R. Lind
Kevin R. Lind
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2024	By:	/s/ Brandi L. Roberts
Brandi L. Roberts
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)