Form 10-Q
period 2024-06-30
Longboard Pharmaceuticals, Inc.
filed 2024-08-01
CIK 1832168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 30, 2024, the registrant had 38,899,521 shares of common stock, $0.0001 par value per share, outstanding, comprised of 34,290,021 shares of voting common stock, $0.0001 par value per share, and 4,609,500 shares of non-voting common stock, $0.0001 par value per share.

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
•
our ability to obtain approval by any regulatory authority for marketing of our product candidates;
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
•
We will need substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. The effects of macroeconomic conditions and geopolitical events, including political elections, economic slowdowns, recessions, inflation, high interest rates, bank failures and tightening of credit markets, the conflicts in Ukraine, the Middle East or elsewhere, or otherwise, may limit our access to capital. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.
•
All of our product candidates are in the research and development stage; our product candidates may not be approved by any regulatory authority for marketing. All of our other development efforts are in the earlier research stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
•
Clinical and preclinical drug development involves a lengthy and expensive process with an uncertain outcome. Topline data from a clinical trial may not accurately reflect the complete study results and remain subject to audit, and final data may differ materially from topline data. In addition, the results of prior clinical trials and preclinical studies of our product candidates are not necessarily predictive of future results.
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
•
Receiving FDA Breakthrough Therapy designation for bexicaserin for the treatment of seizures associated with developmental and epileptic encephalopathies (DEEs) may not lead to a faster development or regulatory review or approval processes, and it does not mean bexicaserin will receive marketing approval for seizures associated with DEEs or for any other indication.
•
If the market opportunities for our product candidates are smaller than we estimate, even assuming approval of a product candidate, our business may suffer. Because the patient populations in the market for our product candidates may be small, we must be able to successfully identify patients and acquire a significant market share to achieve profitability and growth.
•
We currently have a limited number of personnel with marketing and sales experience and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish adequate marketing and sales capabilities or agreements with third parties to market and sell our products, we may not be able to successfully commercialize our products.
•
We intend to rely on third parties to conduct, supervise and monitor our preclinical studies and clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.
•
The trading price of our common stock may be volatile and impacted by sales of shares by existing stockholders or the issuances of shares by us.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Longboard Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

	June 30,	December 31,
(in thousands, except share and per share data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$14,599	$14,331
Short-term investments	290,274	34,167
Prepaid expenses and other current assets	3,932	1,723
Total current assets	308,805	50,221
Right-of-use assets	3,855	472
Property and equipment	1	4
Other long-term assets	244	—
Total assets	$312,905	$50,697
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,475	$1,001
Accrued research and development expenses	9,347	4,556
Accrued compensation and related expenses	2,070	3,374
Accrued other expenses	551	368
Right-of-use liabilities, current portion	294	475
Total current liabilities	14,737	9,774
Right-of-use liabilities, net of current portion	3,568	—
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value; authorized shares - 10,000,000 at June 30, 2024 and December 31, 2023; issued and outstanding shares - none at June 30, 2024 and December 31, 2023	—	—
Voting common stock, $0.0001 par value; authorized shares - 300,000,000 at June 30, 2024 and December 31, 2023; issued and outstanding shares - 33,613,299 and 22,096,494 at June 30, 2024 and December 31, 2023, respectively	3	2
Non-voting common stock, $0.0001 par value; authorized shares - 10,000,000 at June 30, 2024 and December 31, 2023; issued and outstanding shares - 5,270,755 and 2,420,755 at June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	472,407	181,563
Accumulated other comprehensive loss	(475)	(78)
Accumulated deficit	(177,335)	(140,564)
Total stockholders' equity	294,600	40,923
Total liabilities and stockholders' equity	$312,905	$50,697

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Operating expenses:
Research and development	$20,445	$12,536	$33,615	$21,066
General and administrative	5,198	3,106	10,138	6,538
Total operating expenses	25,643	15,642	43,753	27,604
Loss from operations	(25,643)	(15,642)	(43,753)	(27,604)
Interest income, net	3,905	660	7,038	1,176
Other expense	(47)	(17)	(56)	(27)
Net loss	$(21,785)	$(14,999)	$(36,771)	$(26,455)

Net loss per share, basic and diluted	$(0.56)	$(0.65)	$(0.99)	$(1.22)

Weighted-average shares outstanding, basic and diluted	38,880,336	22,968,920	37,101,065	21,696,427

Comprehensive loss:
Net loss	$(21,785)	$(14,999)	$(36,771)	$(26,455)
Unrealized gain (loss) on short-term investments	(109)	131	(397)	402
Comprehensive loss	$(21,894)	$(14,868)	$(37,168)	$(26,053)

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(36,771)	$(26,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,558	1,538
Depreciation	3	3
Accretion of premiums on investments, net	(4,898)	(372)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,348)	(382)
Accounts payable	1,474	630
Accrued research and development expenses	4,791	(378)
Accrued compensation and related expenses	(1,304)	(1,201)
Accrued other expenses	183	70
Operating right-of-use assets and lease liabilities, net	4	(4)
Net cash used in operating activities	(34,308)	(26,551)
Cash flows from investing activities:
Purchases of short-term investments	(354,005)	(34,405)
Maturities of short-term investments	102,400	48,450
Net cash provided by (used in) investing activities	(251,605)	14,045
Cash flows from financing activities:
Proceeds from issuance of common stock	301,350	23,000
Payments for offering costs	(14,998)	(1,813)
Proceeds from exercise of stock options	73	48
Net cash provided by financing activities	286,425	21,235
Net increase in cash, cash equivalents and restricted cash	512	8,729
Cash, cash equivalents and restricted cash at the beginning of the period	14,331	10,775
Cash, cash equivalents and restricted cash at the end of the period	$14,843	$19,504

Supplemental disclosure of cash flow information:
Follow-on public offering costs in accrued other expenses	$—	$9

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Notes to Unaudited Financial Statements

Note 1. Organization and Basis of Presentation

Description of Business

Longboard Pharmaceuticals, Inc. (the Company), formerly Arena Neuroscience, Inc., was incorporated in the state of Delaware on January 3, 2020, and is based in La Jolla, California. The Company was organized and initially wholly owned by Arena Pharmaceuticals, Inc. (Arena), until the closing of its Series A convertible preferred stock (Series A Preferred Stock) financing in October 2020. The Company is a clinical-stage biopharmaceutical company focused on developing novel, transformative medicines for neurological diseases. The Company’s most advanced product candidate, bexicaserin (LP352), is a serotonin receptor superagonist that is being developed for the treatment of seizures associated with developmental and epileptic encephalopathies (DEEs) and is currently in the planning stages of a global Phase 3 program. The FDA has granted the Company Breakthrough Therapy designation for bexicaserin for the treatment of seizures associated with DEEs for patients two years of age or older. The Company plans to initiate its global Phase 3 program for bexicaserin later this year. The Company is also developing LP659, an S1P receptor modulator, which could have applicability in multiple rare neuroinflammatory conditions. The Company has conducted a Phase 1 single-ascending dose (SAD) study for LP659 and plans to conduct a Phase 1 multiple-ascending dose (MAD) study, subject to discussions with the FDA to address a partial clinical hold.

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

Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all of its resources to research and development (R&D) activities, organizing and staffing, business planning, raising capital, in-licensing intellectual property rights and establishing its intellectual property portfolio, and providing general and administrative (G&A) support for these operations, and has funded its operations primarily with the net proceeds from the issuance of equity. The Company has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $177.3 million and $140.6 million as of June 30, 2024 and December 31, 2023, respectively.

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

As of June 30, 2024, the Company had available cash, cash equivalents and short-term investments of $304.9 million and working capital of $294.1 million to fund future operations. Management believes that its capital resources as of June 30, 2024 will be sufficient to fund the Company’s operations for at least 12 months after the date these unaudited condensed financial statements are issued.

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

	June 30,	December 31,
(in thousands)	2024	2023
Cash and cash equivalents	$14,599	$14,331
Restricted cash included in other long-term assets	244	—
Total cash, cash equivalents and restricted cash presented in the condensed statements of cash flows	$14,843	$14,331

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

R&D Expenses

R&D expenses are expensed in the periods in which they are incurred. External expenses consist primarily of payments to contract research organizations, outside consultants and other third parties in connection with the Company’s research, preclinical and clinical activities, process development, manufacturing activities, regulatory and other services. Certain R&D external expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers or the estimate of the level of service that has been performed at each reporting date. R&D expenses amounted to $20.4 million, $33.6 million, $12.5 million and $21.1 million for the three and six months ended June 30, 2024 and 2023, respectively.

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

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share as it would be anti-dilutive:

	Six Months Ended June 30,
	2024	2023
Options to purchase common stock	5,990,148	4,007,386
Restricted stock awards, issued but unvested	148,970	—
Total	6,139,118	4,007,386

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

The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2024
Assets:
Money market funds	$9,414	$9,414	$—	$—

Commercial paper	$47,636	$—	$47,636	$—
Corporate debt securities	88,282	—	88,282	—
Government and agency securities	156,349	146,192	10,157	—
Total assets measured at fair value	$301,681	$155,606	$146,075	$—

As of December 31, 2023
Assets:
Money market funds	$11,196	$11,196	$—	$—

Commercial paper	$16,806	$—	$16,806	$—
Corporate debt securities	4,256	—	4,256	—
Government and agency securities	13,105	13,105	—	—
Total assets measured at fair value	$45,363	$24,301	$21,062	$—

Note 4. Short-Term Investments

The following table summarizes short-term investments:

	As of June 30, 2024
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$45,727	$—	$(84)	$45,643
Corporate debt securities	88,617	—	(335)	88,282
Government and agency securities	156,404	1	(56)	156,349
Total short-term investments	$290,748	$1	$(475)	$290,274

	As of December 31, 2023
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$16,813	$—	$(7)	$16,806
Corporate debt securities	4,277	—	(21)	4,256
Government and agency securities	13,155	2	(52)	13,105
Total short-term investments	$34,245	$2	$(80)	$34,167

The following table summarizes the maturities of the Company's short-term investments at June 30, 2024:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$247,007	$246,646
Due in one to two years	43,741	43,628
Total short-term investments	$290,748	$290,274

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2024 and December 31, 2023:

	As of June 30, 2024
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Commercial paper	14	$45,643	$(84)	—	$—	$—	14	$45,643	$(84)
Corporate debt securities	27	88,282	(335)	—	—	—	27	88,282	(335)
Government and agency securities	11	125,260	(56)	—	—	—	11	125,260	(56)
	52	$259,185	$(475)	—	$—	$—	52	$259,185	$(475)

	As of December 31, 2023
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Commercial paper	8	$16,806	$(7)	—	$—	$—	8	$16,806	$(7)
Corporate debt securities	—	—	—	3	4,256	(21)	3	4,256	(21)
Government and agency securities	—	—	—	2	3,149	(52)	2	3,149	(52)
	8	$16,806	$(7)	5	$7,405	$(73)	13	$24,211	$(80)

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

Note 5. Accrued Other Expenses

Accrued other expenses consisted of the following:

	As of
(in thousands)	June 30, 2024	December 31, 2023
Accrued consulting fees	$224	$218
Accrued legal and accounting fees	203	40
Accrued travel expenses	42	43
Accrued taxes	20	40
Accrued computer related expenses	12	15
Accrued other	50	12
Total	$551	$368

Note 6. Stockholders’ Equity

Private Placement

In March 2024, the Company entered into a Non-Voting Common Stock Purchase Agreement (the Agreement) with an investment fund (the Investor) affiliated with Farallon Capital Management, L.L.C. (Farallon), pursuant to which the Company sold and issued 2,850,000 shares of its non-voting common stock to the Investor at a purchase price of $21.00 per share, for aggregate gross proceeds of $59.9 million, in a private placement transaction. Funds affiliated with Farallon have been and continue to be a greater than 5% stockholder in the Company. No discounts, commissions or placement agent fees were payable in connection with the foregoing private placement.

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

Sales Agreement

In September 2022, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as sales agent (Cantor Fitzgerald), pursuant to which it may issue and sell its common stock from time to time through an “at the market offering” (ATM) program under the Sales Agreement. The Company has no obligation to sell any shares of common stock under the Sales Agreement and may at any time suspend sales under the Sales Agreement. Cantor Fitzgerald will be entitled to compensation in an amount of 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. In August 2023, the Company filed a prospectus supplement providing for the sale of up to $75.0 million of shares of common stock under the Sales Agreement. The Company sold 1,422,250 shares of its common stock for gross proceeds of $8.8 million during 2023. In March 2024, the Company filed a sales agreement prospectus providing for the sale of up to $150.0 million of shares of common stock under the Sales Agreement (exclusive of shares sold previously). As of June 30, 2024, no shares of common stock had been sold pursuant to the most recent sales agreement prospectus.

Amended and Restated Certificate of Incorporation

In March 2021, the Company amended and restated the Company’s certificate of incorporation to, among other things, increase the authorized shares of voting common stock, non-voting common stock and preferred stock to 300,000,000 shares, 10,000,000 shares and 10,000,000 shares, respectively.

Voting Common Stock and Non-Voting Common Stock

As of June 30, 2024, the Company had 33,613,299 shares of voting common stock outstanding and 5,270,755 shares of non-voting common stock outstanding. As of December 31, 2023, the Company had 22,096,494 shares of voting common stock outstanding and 2,420,755 shares of non-voting common stock outstanding.

Reconciliation of Changes in Stockholders’ Equity

The following tables document the changes in stockholders' equity for the three and six months ended June 30, 2024 and 2023 (unaudited):

	Voting Common Stock		Non-Voting Common Stock
(in thousands, except shares)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2023	22,096,494	$2	2,420,755	$—	$181,563	$(78)	$(140,564)	$40,923
Issuance of common stock in follow-on public offering	11,500,000	1	—	—	241,499	—	—	241,500
Issuance of non-voting common stock in PIPE financing	—	—	2,850,000	—	59,850	—	—	59,850
Financing related fees	—	—	—	—	(15,088)	—	—	(15,088)
Stock-based compensation	—	—	—	—	1,749	—	—	1,749
Stock option exercises	10,996	—	—	—	48	—	—	48
Unrealized loss on short-term investments, net	—	—	—	—	—	(288)	—	(288)
Net loss	—	—	—	—	—	—	(14,986)	(14,986)
Balance at March 31, 2024	33,607,490	$3	5,270,755	$—	$469,621	$(366)	$(155,550)	$313,708
Financing related fees	—	—	—	—	(48)	—	—	(48)
Stock-based compensation	—	—	—	—	2,809	—	—	2,809
Stock option exercises	5,809	—	—	—	25	—	—	25
Unrealized loss on short-term investments, net	—	—	—	—	—	(109)	—	(109)
Net loss	—	—	—	—	—	—	(21,785)	(21,785)
Balance at June 30, 2024	33,613,299	$3	5,270,755	$—	$472,407	$(475)	$(177,335)	$294,600

	Voting Common Stock		Non-Voting Common Stock
(in thousands, except shares)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2022	13,585,950	$1	3,629,400	$—	$148,303	$(692)	$(86,142)	$61,470
Issuance of common stock in follow-on public offering	5,750,000	1	—	—	21,187	—	—	21,188
Conversion of non-voting common stock to voting common stock	1,208,645		(1,208,645)	—	—	—	—	—
Financing related fees	—	—	—	—	(37)	—	—	(37)
Stock-based compensation	—	—	—	—	697	—	—	697
Unrealized gain on short-term investments, net	—	—	—	—	—	271	—	271
Net loss	—	—	—	—	—	—	(11,456)	(11,456)
Balance at March 31, 2023	20,544,595	$2	2,420,755	$—	$170,150	$(421)	$(97,598)	$72,133
Financing related fees					(46)			(46)
Stock-based compensation	—	—	—	—	841	—	—	841
Exercise of stock options	10,014	—	—	—	48	—	—	48
Unrealized gain on short-term investments, net	—	—	—	—	—	131	—	131
Net loss	—	—	—	—	—	—	(14,999)	(14,999)
Balance at June 30, 2023	20,554,609	$2	2,420,755	$—	$170,993	$(290)	$(112,597)	$58,108

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

In October 2023, the compensation committee of the Company’s board of directors amended the 2021 Plan to incorporate an additional pool of 1,000,000 shares that the Company is authorized to issue to individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1, including individuals who were not previously an employee or director of the Company or are following a bona fide period of non-employment, in each case as an inducement material to such individual entering into employment with the Company. In May 2024, the compensation committee of the Company’s board of directors further amended the 2021 Plan to increase the inducement grant pool to 2,000,000 shares.

As of June 30, 2024, the 2021 Plan authorizes and provides for the issuance of up to 7,635,174 shares of common stock, which consists of 5,990,148 shares of common stock subject to outstanding options, 148,970 shares of common stock subject to outstanding restricted stock units and 1,496,056 shares of common stock available for grant. The number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, through January 1, 2031, in an amount equal to (i) 5% of the total number of shares of common stock outstanding on December 31 of the fiscal year before the date of each automatic increase (determined on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock), or (ii) a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2020 and 2021 Plans (or collectively, the Equity Plans) is ten years and, in general, the options issued under the Equity Plans vest over a one to four year period from the vesting commencement date.

Stock Award Grants under the Equity Plans

A summary of the Company’s stock option activity is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	3,856,819	$5.10	8.3	$5,678
Options granted	2,200,514	20.30
Options exercised	(16,805)	4.34
Options forfeited/cancelled	(50,380)	9.39
Balance at June 30, 2024	5,990,148	$10.65	8.4	$98,128

Vested and expected to vest at June 30, 2024	5,990,148	$10.65	8.4	$98,128
Options exercisable at June 30, 2024	2,322,991	$5.97	7.4	$48,912

Options exercisable at June 30, 2024 included 2,264,916 vested stock options and 58,075 stock options that are subject to an early exercise provision.

The following table presents the weighted-average assumptions used for the stock option grants for the three and six months ended June 30, 2024 and 2023, along with the related grant date fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock price	$21.59	$7.32	$20.30	$4.63
Risk-free interest rate	4.55%	3.82%	4.23%	3.83%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	85.24%	78.05%	83.78%	77.60%
Expected life (years)	5.9	5.7	6.0	6.0
Estimated grant date fair value per share of award granted	$15.91	$5.00	$14.86	$3.22

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

A summary of the Company’s restricted stock unit (RSU) activity is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance at December 31, 2023	—	$—
RSUs granted	151,500	19.32
RSUs vested	—	—
RSUs forfeited/cancelled	(2,530)	19.32
Balance at June 30, 2024	148,970	$19.32

RSUs vest annually over four years from the grant date.

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$1,410	$403	$2,230	$742
General and administrative	1,399	438	2,328	796
Total	$2,809	$841	$4,558	$1,538

Total stock-based compensation expense for the three and six months ended June 30, 2024 included $0.2 million and $0.3 million of expense related to the vesting of RSUs. There was no such expense for the three and six months ended June 30, 2023. As of

June 30, 2024, unrecognized stock-based compensation expense related to outstanding unvested stock option awards and outstanding unvested RSUs was $35.0 million and $2.6 million, respectively, which is expected to be recognized over a remaining weighted-average period of approximately 3.0 years and 3.6 years, respectively.

Employee Stock Purchase Plan

The Company's board of directors adopted the 2021 Employee Stock Purchase Plan (ESPP) in February 2021, the Company's stockholders approved the ESPP in March 2021 and it became effective on March 11, 2021. As of June 30, 2024, the ESPP authorizes the issuance of 942,817 shares of common stock under purchase rights granted to our employees. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, through January 1, 2031, by the lesser of (i) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year before the date of the automatic increase (determining on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock); and (ii) such number of shares of common stock that would cause the aggregate number of shares of common stock then reserved for issuance under the ESPP to equal 1,060,017 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be for a lesser amount of shares. The ESPP permits eligible employees, who elect to participate in an offering under the ESPP, to contribute up to 15% of their eligible earnings (as defined in the ESPP) towards the purchase of shares of common stock. Unless otherwise determined by the Company's board of directors, the price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company’s common stock on the commencement date of each offering period or the relevant purchase date, whichever is lower. There are certain service requirements for an employee to be eligible to participate in the ESPP, and no employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of common stock (as determined in accordance with the ESPP). Offering durations under the ESPP may not be longer than 27 months, and the Company may specify shorter purchase periods within each offering. The ESPP is considered a compensatory plan as defined by the authoritative guidance for stock-based compensation. As of June 30, 2024, the ESPP had not yet been implemented.

Note 9. Commitments and Contingencies

Leases

The Company has a lease agreement for office space located at 4275 Executive Square, Suite 950, La Jolla, California 92037 where it currently occupies 11,266 square feet. The lease had an expiration date of December 31, 2024. Monthly rent payments for this space under the lease agreement are approximately $44,000.

In February 2024, we further amended our lease so that we will occupy all 15,960 square feet on the 9th floor of the building, estimated to be effective October 1, 2024. The lease expiration was extended from December 31, 2024 to December 31, 2030. Monthly rent payments will be approximately $62,000 per month and will increase by approximately 4.5% each year, starting in 2026. We have rent abatement for months 2 and 3 of the new lease amendment. A security deposit of approximately $244,000 is included in other long-term assets on the unaudited condensed balance sheet as of June 30, 2024.

For the three and six months ended June 30, 2024 and 2023, the Company recorded approximately $146,000, $255,000, $102,000 and $207,000, respectively, in rent expense.

The below table provides supplemental cash flow information related to leases as follows (in thousands):

Six Months Ended
June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$231
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,603

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

June 30, 2024
Operating leases
Right-of-use assets	$3,855

Right-of-use lease liabilities, current	294
Right-of-use lease liabilities, noncurrent	3,568
Total operating lease liabilities	$3,862

Weighted-average remaining lease term
Operating leases	5.9 years

Weighted-average discount rate
Operating leases	10.0%

Future minimum lease commitments are as follows as of June 30, 2024 (in thousands):

Operating Leases
Year Ending December 31,
2024	$283
2025	662
2026	785
2027	820
2028	856
Thereafter	1,829
Total lease payments	5,235
Less imputed interest	(1,373)
Total	$3,862

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company will accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2024 and December 31, 2023, the Company is not a party to any litigation.

Note 10. Employment Benefits

Effective in June 2021, the Company established a 401(k) salary deferral plan for its employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company provides a safe harbor contribution of up to 4% of the employee's compensation, not to exceed eligible limits, and subject to employee participation. For the three and six months ended June 30, 2024 and 2023, the Company incurred approximately $142,000, $351,000, $77,000 and $184,000, respectively, in expenses related to the safe harbor contribution.

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

We are currently focused on developing the following product candidates in our pipeline, both of which are licensed from Arena:

•
Bexicaserin (LP352) is an oral, centrally acting, 5-hydroxytryptamine 2C receptor subtype (5-HT2C) superagonist. In the first quarter of 2024, we announced topline data from a Phase 1b/2a clinical trial, the PACIFIC Study, evaluating participants ages 12 to 65 years old with a broad range of developmental and epileptic encephalopathies (DEEs), including Dravet syndrome (DS), Lennox-Gastaut syndrome (LGS), and other DEEs. The FDA has granted us Breakthrough Therapy designation for bexicaserin for the treatment of seizures associated with DEEs for patients two years of age or older. We are currently in the planning stages of our bexicaserin global Phase 3 program and expect to initiate such program later this year.
•
LP659 is a centrally acting, sphingosine-1-phosphate, or S1P, receptor subtypes 1 and 5 modulator. We initiated a Phase 1 single-ascending dose (SAD) clinical trial for LP659 in healthy volunteers in November 2023 and completed the study in June 2024. We plan to conduct a Phase 1 multiple-ascending dose (MAD) clinical trial for LP659, subject to discussions with the FDA to address a partial clinical hold.

Since our inception, we have devoted substantially all of our resources to research and development activities, organizing and staffing our company, business planning, raising capital, in-licensing intellectual property rights and establishing our intellectual property portfolio, and providing general and administrative support for these operations. We have principally financed our operations to date through the private placement of convertible preferred stock and the completion of our initial public offering (IPO) of our common stock in March 2021. To date, we have raised gross proceeds of approximately $56.0 million from the issuance of our convertible preferred stock, $84.8 million from our IPO, $23.0 million and $241.5 million from our February 2023 and January 2024 follow-on public offerings, respectively, $59.9 million from our March 2024 private placement of non-voting common stock, and $8.8 million from our at-the-market offering. As of June 30, 2024, we had cash, cash equivalents and short-term investments of $304.9 million.

We have incurred net losses since our inception. Our net losses were $21.8 million, $36.8 million, $15.0 million and $26.5 million, respectively, for the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, we had an accumulated deficit of $177.3 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect that our expenses and operating losses will increase substantially as product candidates advance through preclinical studies and clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur more significant commercialization expenses for marketing, sales, manufacturing and distribution leading up to and, if ever, after we obtain marketing approval for any of our product candidates, and incur additional costs associated with operating as a public company. We expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We base our estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

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

Financial Operations Overview

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating expenses:
Research and development	$20,445	$12,536	$33,615	$21,066
General and administrative	5,198	3,106	10,138	6,538
Total operating expenses	25,643	15,642	43,753	27,604
Loss from operations	(25,643)	(15,642)	(43,753)	(27,604)
Interest income, net	3,905	660	7,038	1,176
Other expense	(47)	(17)	(56)	(27)
Net loss	$(21,785)	$(14,999)	$(36,771)	$(26,455)

Research and Development Expenses

The following table summarizes our research and development expenses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		For the Six Months Ended
(in thousands)	2024	2023	2024	2023
Direct costs:
Bexicaserin (LP352)	$11,600	$7,836	$18,406	$11,873
LP659	2,184	1,437	4,044	2,631
Preclinical programs and other early stage research	673	299	958	550
Indirect costs:
Personnel-related	5,257	2,547	9,011	5,237
All other	731	417	1,196	775
Total research and development expenses	$20,445	$12,536	$33,615	$21,066

Research and development expenses were $20.4 million for the three months ended June 30, 2024, an increase of $7.9 million, or 63%, compared to $12.5 million for the three months ended June 30, 2023. The net increase of $7.9 million is primarily related to increases of $3.8 million in clinical trial and preclinical expenses related to bexicaserin, $0.7 million in clinical trial and preclinical expenses related to LP659, $2.7 million in personnel-related expenses and $0.7 million in other miscellaneous research and development related expenses.

Research and development expenses were $33.6 million for the six months ended June 30, 2024, an increase of $12.5 million, or 60%, compared to $21.1 million for the six months ended June 30, 2023. The net increase of $12.5 million is primarily related to increases of $6.5 million in clinical trial and preclinical expenses related to bexicaserin, $1.4 million in clinical trial and preclinical expenses related to LP659, $3.8 million in personnel-related expenses and $0.8 million in other miscellaneous research and development related expenses.

General and Administrative Expenses

General and administrative expenses were $5.2 million for the three months ended June 30, 2024, an increase of $2.1 million, or 67%, compared to $3.1 million for the three months ended June 30, 2023. The net increase of $2.1 million is primarily related to increases of $1.6 million in personnel-related expenses, $0.3 million in consulting and professional fees, and $0.2 million of miscellaneous expenses.

General and administrative expenses were $10.1 million for the six months ended June 30, 2024, an increase of $3.6 million, or 55%, compared to $6.5 million for the six months ended June 30, 2023. The net increase of $3.6 million is primarily related to increases of $2.7 million in personnel-related expenses, $0.8 million in consulting and professional fees and $0.1 million of miscellaneous expenses.

Liquidity and Capital Resources

As of June 30, 2024, we had cash, cash equivalents and short-term investments of $304.9 million and working capital of $294.1 million to fund future operations. As of December 31, 2023, we had cash, cash equivalents and short-term investments of $48.5 million and working capital of $40.4 million to fund future operations.

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

Sales Agreement

In September 2022, we entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as sales agent (Cantor Fitzgerald), pursuant to which we may issue and sell our common stock from time to time through an “at the market offering” (ATM) program under the Sales Agreement. We have no obligation to sell any shares of common stock under the Sales Agreement and may at any time suspend sales under the Sales Agreement. Cantor Fitzgerald will be entitled to compensation in an amount of 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. In August 2023, we filed a prospectus supplement to offer up to $75.0 million of shares of common stock under the Sales Agreement. During 2023 we sold 1,422,250 shares of our common stock under the Sales Agreement for gross proceeds of $8.8 million. In March 2024, we filed a sales agreement prospectus to offer up to $150.0 million of shares of common stock under the Sales Agreement (exclusive of shares sold previously). As of June 30, 2024, we had not sold any shares of common stock pursuant to the most recent sales agreement prospectus.

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

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(34,308)	$(26,551)
Net cash provided by (used in) investing activities	(251,605)	14,045
Net cash provided by financing activities	286,425	21,235
Net increase in cash, cash equivalents and restricted cash	$512	$8,729

Operating Activities

Net cash used in operating activities was $34.3 million and $26.6 million for the six months ended June 30, 2024 and 2023, respectively. Net cash used in operating activities for the six months ended June 30, 2024 was primarily due to our net loss of $36.8 million and $4.9 million of accretion of premiums on investments, adjusted for $4.6 million of stock-based compensation expense and $2.8 million from changes in operating assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2023 was primarily due to our net loss of $26.5 million, adjusted for $1.5 million of stock-based compensation expense and $1.3 million from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $251.6 million for the six months ended June 30, 2024 and net cash provided by investing activities was $14.0 million for the six months ended June 30, 2023. Net cash used in investing activities for the six months ended June 30, 2024 was related to $354.0 million of short-term investment purchases, which was offset by $102.4 million in short-term investment maturities. Net cash provided by investing activities for the six months ended June 30, 2023 was related to $34.4 million of short-term investment purchases, which was offset by $48.4 million in short-term investment maturities.

Financing Activities

Net cash provided by financing activities was $286.4 million and $21.2 million for the six months ended June 30, 2024 and 2023, respectively. Net cash provided by financing activities during the six months ended June 30, 2024 was primarily comprised of net proceeds of $226.5 million from our January 2024 follow-on offering and $59.9 million from our March 2024 private placement. Net cash provided by financing activities during the six months ended June 30, 2023 was primarily comprised of net proceeds of $21.2 million from our follow-on public offering.

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

While our significant accounting policies are described in more detail in the notes to our financial statements appearing in our 2023 Annual Report, we believe that the following accounting policies are critical to understanding our historical and future performance, as the policies relate to the more significant areas involving management’s judgments and estimates used in the preparation of our financial statements. There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2024, as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report.

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

As of June 30, 2024, a hypothetical 10.0 percent increase in our liability for accrued research and development expenses would have resulted in an increase to our net loss of approximately $0.9 million.

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

As of June 30, 2024, the market value of our common stock held by non-affiliates exceeded $700.0 million. As a result, we will be a large accelerated filer and thus will cease to be an emerging growth company effective December 31, 2024. Additionally, we will no longer qualify as a smaller reporting company beginning with our first Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2025.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024, the end of the period covered by this Quarterly Report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in shares of our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our unaudited condensed financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares in our common stock. The occurrence of any of the risks described below could harm our business, financial condition, results of operations, growth prospects and/or stock price, or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that are new risk factors or ones containing substantive changes from the similarly titled risk factors included in our 2023 Annual Report.

Risks Related to Our Limited Operating History, Financial Position and Need For Additional Capital

We have a limited operating history, and we have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.*

We were incorporated in January 2020, and we have a limited operating history upon which you can evaluate our business and prospects. Our operations to date have been primarily focused on organizing and staffing our company, research and development activities, business planning, raising capital, in-licensing intellectual property rights and establishing our intellectual property portfolio, and providing general and administrative support for these operations. In the first quarter of 2024 we announced topline results from a Phase 1b/2a clinical trial for our most advanced product candidate, bexicaserin (LP352), and we expect to initiate a global Phase 3 program for bexicaserin later this year. We have also completed a Phase 1 SAD clinical trial in healthy volunteers for our next most advanced product candidate, LP659, and we plan to conduct a Phase 1 MAD clinical trial for LP659, subject to discussions with the FDA to address a partial clinical hold. Our other development efforts are in the earlier research stage. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry, including an ability to obtain regulatory approval of a product candidate, manufacture any product candidate at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In addition, we have limited experience completing clinical trials as a company. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception in January 2020. For the three and six months ended June 30, 2024 and 2023, we reported net losses of $21.8 million, $36.8 million, $15.0 million and $26.5 million, respectively. As of June 30, 2024, we had an accumulated deficit of $177.3 million.

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

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials and preclinical studies of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages for many of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates or even continue our operations. Our prior net losses and expected future net losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. A decline in the value of our company could also cause you to lose all or part of your investment.

We will need substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. The effects of macroeconomic conditions and geopolitical events, including political elections, economic slowdowns, recessions, inflation, high interest rates, bank failures and tightening of credit markets, the conflicts in Ukraine, the Middle East or elsewhere, or otherwise, may limit our access to capital. Failure to obtain or have access to this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.*

We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we continue to develop our product candidates in preclinical studies and clinical trials and expand our organization by hiring additional personnel. Our expenses will increase substantially if, as is the case with bexicaserin, our product candidates successfully complete early clinical and other studies. Our expenses also could increase beyond expectations if the FDA or other regulatory authorities require us to perform clinical and other studies in addition to those that we currently anticipate. In addition, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Furthermore, in connection with planning for the possibility that we may receive marketing approval in the future for our product candidates that are in later stages of clinical development, and thereafter if we obtain marketing approval for our product candidates, we expect to incur significant and increasing expenses related to manufacturing, marketing, sales and distribution.

As of June 30, 2024, our cash, cash equivalents and short-term investments were $304.9 million. In January 2024, we completed a public offering of common stock and received gross proceeds of $241.5 million before deducting underwriting discounts and commissions and offering expenses. In March 2024, we completed a private placement of non-voting common stock and received net proceeds of $59.8 million. We believe, based on our current operating plan, that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

Additional funding may not be available on acceptable terms, or at all. Adverse geopolitical and macroeconomic developments, such as political elections, a health epidemic or pandemic, geopolitical conflicts (including in Ukraine and the Middle East) and related sanctions, global supply chain challenges, high inflation and the responses by central banking authorities to control inflation, have previously caused, and may in the future cause, the global credit and financial markets to experience extreme volatility and disruptions, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, bank failures, increases in unemployment rates, and uncertainty regarding economic stability. If the equity and credit markets deteriorate or are otherwise not favorable, it may make any necessary debt or equity financing more difficult, more costly or more dilutive. If we do not raise additional capital in sufficient amounts, we may be prevented from pursuing development and commercialization efforts, which would adversely affect our business, results of operations, financial condition and prospects.

In March 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Subsequently, the U.S. Treasury, Federal Reserve and FDIC announced that SVB depositors would have access to all of their money, and SVB was then acquired by First Citizens Bank. We have a banking relationship with SVB and hold a small amount of cash in SVB depository accounts to cover short-term operational payments. While we have not experienced any losses in such accounts, the failure of SVB caused us to utilize and establish additional accounts at other financial institutions in order to mitigate potential operational risks stemming from the temporary inability to access funds in our SVB operating accounts. Bank failures such as SVB’s could significantly impair our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations and could negatively impact the financial institutions with which we have direct arrangements, or the financial services industry or economy in general.

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

Our business could be adversely affected by conditions in the U.S. and global economies, the United States and global financial markets and adverse geopolitical and macroeconomic developments, including political elections, high inflation, the conflicts in Ukraine and the Middle East and related sanctions, bank failures, and economic uncertainties related to these conditions.

Risks Related to the Development and Commercialization of Our Product Candidates

All of our product candidates are in the research and development stage; our product candidates may not be approved by any regulatory authority for marketing. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.*

All of our product candidates are in the research and development stage. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

Our most advanced product candidates, bexicaserin and LP659, are in the clinical testing phase of development. In the first quarter of 2024, we announced topline results from the PACIFIC Study, a Phase 1b/2a clinical trial for bexicaserin, and we expect to initiate a global Phase 3 program for bexicaserin later this year. We have also conducted a Phase 1 single-ascending dose (SAD) clinical trial for our next most advanced product candidate, LP659, and we plan to conduct a Phase 1 multiple-ascending dose (MAD) clinical trial for LP659, subject to discussions with the FDA to address a partial clinical hold. All of our other development efforts are in the earlier research stage and we will need to progress them through IND-enabling studies and submit INDs to the FDA or other comparable foreign regulatory agencies prior to initiating their clinical development.

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
•
receipt of marketing approvals from applicable regulatory authorities, including NDAs from the FDA and other regulatory authorities and maintaining such approvals;
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
•
our ongoing relationship with Pfizer, the parent company of Arena, from whom we license product candidates including bexicaserin and LP659;
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

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our most advanced product candidate, bexicaserin, as well as our other product candidates, which may never occur. While we have announced topline safety and efficacy data from a Phase 1b/2a clinical trial, the PACIFIC Study, and subsequently received Breakthrough Therapy designation for bexicaserin, we have not yet demonstrated efficacy and safety sufficient for obtaining marketing approval for bexicaserin or for any other product candidate. Given our product candidates’ stage of development, it could take several years before we can demonstrate the safety and efficacy of a treatment sufficient to warrant approval for commercialization, if we can do so at all. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

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

Clinical and preclinical drug development involves a lengthy and expensive process with an uncertain outcome. The results of prior clinical trials and preclinical studies of our product candidates are not necessarily predictive of future results.*

Before we can initiate clinical trials for our product candidates, we must submit the results of preclinical studies to the FDA, European Medicines Agency (EMA) or comparable regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls, and our proposed clinical trial protocol, as part of an IND or similar regulatory filing. Before obtaining marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical and preclinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high. The results from preclinical studies or early clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim results of a clinical trial are not necessarily indicative of final results. Furthermore, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials.

In particular, while we announced positive topline results from the Phase 1b/2a PACIFIC Study for bexicaserin in the first quarter of 2024, we do not know how bexicaserin will perform in any future clinical trials, including our planned Phase 3 program. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and earlier clinical trials, and many product candidates fail in clinical trials despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, or after others, including regulatory authorities, disagreed with such companies’ views and interpretations of the data and results from earlier preclinical studies or clinical trials. As we investigate our product candidates, we may encounter difficulties that we have not yet encountered. For example, bexicaserin has to date been studied in a population of ages 12 to 65, and for our global Phase 3 program, we are utilizing PK modeling to determine appropriate dosing for participants ages 2 to 11. This work is ongoing and we may encounter unforeseen difficulties. Furthermore, we have conducted a Phase 1 SAD clinical trial for LP659 in healthy volunteers and we expect to review safety data from the SAD study and other related information with the FDA to address a partial clinical hold on MAD or other repeat dose studies of LP659, but we may not be successful in addressing the partial clinical hold. For these and other reasons, we may not initiate or complete planned or ongoing clinical studies for our current or future product candidates in the time or manner we desire, or at all.

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
•
the impact of geopolitical and macroeconomic developments, including legislation (such as the Biosecure Act), ongoing conflicts in Ukraine and the Middle East, and related economic instability and uncertainty, on our ongoing and planned clinical trials; or
•
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

We have limited experience as a company in conducting clinical trials, have never conducted later-stage clinical trials or submitted an NDA or other marketing application, and may be unable to do so for any of our product candidates.*

Our product candidates are still in the research and development stage, and we will need to successfully complete clinical trials, including lengthy later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market bexicaserin, LP659, or any future product candidates. Carrying out clinical trials and the submission of marketing applications is complicated and time consuming. To date, we have only completed a limited number of Phase 1 and one Phase 1b/2a clinical trials for one of our product candidates, bexicaserin, and one Phase 1 SAD clinical trial for another of our product candidates, LP659. We have not completed any clinical trials of any other product candidates, have not completed any later-stage or pivotal clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA or other comparable foreign regulatory submission for any product candidate. We also plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years. This may be a difficult process to manage with our limited resources and may divert the attention of management. In addition, we cannot be certain how many clinical trials of our product candidates will be required, how such trials will have to be designed, how the FDA and all other relevant regulatory health authorities will view any trial’s design, or whether these regulators will view the data from such trial as favorable. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting marketing applications for and commercializing our product candidates.

Because we have multiple product candidates in our pipeline and are considering a variety of target indications, we may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.*

Because we have limited financial and managerial resources, we focus on specific product candidates, indications and development programs. We may also conduct several clinical trials for our product candidates in parallel over the next several years, which may make our decision as to which product candidates to focus on more difficult. For example, we are currently planning for a global Phase 3 program for bexicaserin, with initiation expected later this year, and we also plan to conduct a Phase 1 MAD clinical trial for LP659 subject, to discussions with the FDA to address a partial clinical hold. In addition, we have earlier-stage research efforts ongoing. As a result, we may forgo or delay pursuit of opportunities with other product candidates or other indications that could have had greater commercial potential or likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. In addition, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Preliminary, topline and interim data from our clinical trials that we announce or publish from time to time may change as more participant data become available and are subject to audit and verification procedures that could result in material changes in the final data.*

From time to time, we may publicly disclose preliminary or topline data from our clinical trials, such as our announcement in the first quarter of 2024 of topline data from the Phase 1b/2a PACIFIC Study for bexicaserin for the treatment of seizures associated with DEEs. These disclosures are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. As an example, in March 2024, following our review of the full data set for the Phase 1b/2a PACIFIC Study, we announced an update to the previously reported primary efficacy endpoint data. From time to time, we may also disclose interim data from our clinical studies. For example, in June 2024 we announced interim data from the open-label extension (OLE) of the PACIFIC Study. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues or as more participant data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

Further, the FDA’s or other ex-U.S. regulators’ policies may change, and legal or regulatory changes could prevent, limit or delay regulatory approval of our product candidates. For example, the U.S. Supreme Court recently reversed the “Chevron deference” doctrine, which gave deference to regulatory agencies such as the FDA in litigation against these agencies, and as a result more companies may bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, which could delay the FDA’s review of our marketing applications or other submissions.

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

Receiving FDA Breakthrough Therapy designation for bexicaserin for the treatment of seizures associated with DEEs may not lead to a faster development or regulatory review or approval process for bexicaserin, and it does not mean bexicaserin will receive marketing approval.*

In July 2024, we announced that the FDA granted us Breakthrough Therapy designation for bexicaserin for the treatment of seizures associated with DEEs for patients two years of age or older. FDA Breakthrough Therapy designation is a process designed to expedite the development and regulatory review of drugs that are intended to treat serious or life-threatening conditions and preliminary clinical evidence indicates that the drug may demonstrate a substantial improvement over available therapy on at least one clinically significant endpoint. A drug that has been designated as a Breakthrough Therapy is eligible for more intensive guidance on an efficient drug development program and organization commitment involving senior managers from the FDA. A drug designated as a Breakthrough Therapy by the FDA may also be eligible for priority review and accelerated approval.

Receipt of Breakthrough Therapy designation for bexicaserin may not result in a faster development process, review or approval than under conventional FDA procedures, and it does not assure ultimate marketing approval by the FDA for the treatment of seizures associated with DEEs or for any other indication. The clinical evidence supporting Breakthrough Therapy designation for a product candidate is preliminary, and the standard for Breakthrough Therapy designation is not the same as the standard for marketing approval. In addition, even if a product candidate qualifies as a Breakthrough Therapy, the FDA may later decide that such product candidate no longer meets the conditions for qualification.

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

We currently have a limited number of personnel with marketing and sales experience and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish adequate marketing and sales capabilities or agreements with third parties to market and sell our products, we may not be able to successfully commercialize our products.*

We have not as a company commercialized a product and have limited internal sales, marketing or distribution capabilities. If any of our product candidates ultimately receives regulatory approval, we must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize each such product in the markets that we target, which will be expensive and time consuming, or collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We currently plan to independently commercialize our product candidates in the United States by establishing a focused sales force and marketing infrastructure. We may opportunistically seek additional strategic collaborations to maximize the commercial opportunities for our product candidates outside of the United States. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing our products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

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

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Prior to commercialization, centrally acting drugs are generally subject to review and potential scheduling by the DEA. It is possible that bexicaserin or our other product candidates may be regulated by the DEA as a Schedule IV controlled substance, which would subject such product candidates to additional restrictions regarding their manufacture, shipment, storage, sale and use, depending on the scheduling of the active ingredients, and may limit the commercial potential of any of our product candidates, if approved. For example, lorcaserin is a Schedule IV controlled substance, and FINTEPLA was previously a Schedule IV controlled substance.

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

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. For example, the GDPR regulations significantly restrict the transfer of personal data from the EEA and the UK to the United States, and other countries in respect of which the European Commission or other relevant regulatory body has not issued a so-called “adequacy decision” (known as “third countries”). Switzerland has adopted similar restrictions under the DPA. Although there are various mechanisms that may be used in some cases to lawfully transfer personal data to the U.S. or other countries, these mechanisms are subject to legal challenges and may not be available to us. Additionally, the implementation of these mechanisms, including through agreements with all relevant CROs, sub-processors and other third parties, is complex and time consuming. As such, transfers of personal data from the EEA, UK and/or Switzerland to the United States and other third countries may not fully comply with the cross-border data transfer restrictions set out in the applicable data privacy and security regulations. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of operating our business.

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Furthermore, we are, or may become, subject to self-regulatory standards, contractual obligations and policies related to privacy and security. Actual or perceived failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial participants, employees and other individuals about whom we or our potential collaborators obtain personal data, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

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

We may not be able to obtain or maintain orphan drug designations or exclusivity for our product candidates, which could limit the potential profitability of our product candidates.*

Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation, however, neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for an indication for which it receives the designation, then the drug is entitled to a period of marketing exclusivity that precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for the exclusivity period except in limited situations. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use as the drug in question. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, the U.S. government has shut down at times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time consuming and complex. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third-party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of our technologies, product candidates and market opportunities. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under any license agreements from entering into agreements on certain terms or at all with potential collaborators.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our development programs and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our current and any future product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our current and future development programs and product candidates. The patent prosecution process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner, including as a result of factors impacting our, our licensors’ or governmental patent offices’ operations.

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

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive, time consuming, and unpredictable. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our related patent applications at risk of not issuing. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. The initiation of a claim against a third party may also cause the third party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business.

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

Trade secrets and confidential information, however, may be difficult to protect. We seek to protect our trade secrets, know-how and confidential information, including our proprietary processes, in part, by entering into confidentiality agreements with our employees, consultants, outside scientific advisors, contractors, and collaborators. With our consultants, contractors, and outside scientific collaborators, these agreements typically include invention assignment obligations. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes, or that any such agreements will be adequate. Although we seek to protect our trade secrets, our employees, consultants, outside scientific advisors, contractors, and collaborators might intentionally or inadvertently disclose our trade secret information to competitors or otherwise misappropriate our information, and in certain cases third parties who we may share confidential information have negotiated limits on their liability in their agreements with us. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them from using that technology or information to compete with us. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, or misappropriation of our intellectual property by third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results, and financial condition.

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

Further, we also will rely on third-party manufacturers to supply us with sufficient quantities of our product candidates, to be used, if approved, for commercialization. We do not have long-term supply agreements or commitments with a manufacturer to produce raw materials, active pharmaceutical ingredients or the finished products of our product candidates or the associated packaging. Furthermore, the raw materials for our product candidates are sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. For example, legislation such as the Biosecure Act, adverse macroeconomic or geopolitical developments such as a health epidemic or pandemic, or the ongoing conflicts in Ukraine and the Middle East, could impact our ability to procure sufficient supplies for the development of our products and product candidates. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

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

The trading price of our stock may be volatile, and you could lose all or part of your investment.*

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
•
issuances of debt or equity securities;
•
sales of our common stock by us or our stockholders in the future, or the perception that such sales may occur;
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

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts if we are able to obtain marketing approval of any of our current or future product candidates, research and development activities, and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, we entered into the Sales Agreement with Cantor Fitzgerald, and in August 2023 we filed a prospectus supplement providing for the issuance and sale, from time to time, of shares of common stock having an aggregate offering price of up to $75.0 million through Cantor Fitzgerald acting as the sales agent. We sold 1,422,250 shares of common stock under the Sales Agreement for gross proceeds of $8.8 million in 2023. In March 2024 we filed a sales agreement prospectus to offer up to $150.0 million of shares of common stock under the Sales Agreement (exclusive of shares previously sold), and we had not sold any shares under the most recent sales agreement prospectus as of June 30, 2024. In January 2024, we completed an underwritten public offering of common stock in which we sold 11,500,000 shares of common stock for gross proceeds of $241.5 million before deducting underwriting discounts and commissions and offering expenses. In March 2024, we completed a private placement of 2,850,000 shares of non-voting common stock for gross proceeds of $59.9 million. If we sell additional common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

We are also a “smaller reporting company” as defined in the Exchange Act. We may take advantage of exemptions and scaled disclosures available to smaller reporting companies, similar to those available to emerging growth companies, including reduced disclosure obligations regarding executive compensation in our annual reports and proxy statements. Investors may find our common stock less attractive because we may rely on these exemptions and reduced disclosure obligations. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

As of June 30, 2024, the market value of our common stock held by non-affiliates exceeded $700.0 million. As a result, we will be a large accelerated filer and thus will cease to be an emerging growth company effective December 31, 2024. Additionally, we will no longer qualify as a smaller reporting company beginning with our first Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2025.

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

General Risk Factors

We have incurred, and expect to continue to incur, significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.*

As a public company, we have incurred and expect to continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies and smaller reporting companies are exempted from certain of these requirements. As of June 30, 2024, the market value of our common stock held by non-affiliates exceeded $700.0 million. Consequently, we will be a large accelerated filer and will therefore cease to be an emerging growth company effective December 31, 2024. As a result of this transition, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company and expect to incur additional legal and financial compliance costs as a result. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.*

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company,” if we do not qualify as a non-accelerated filer, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. As of June 30, 2024, the market value of our common stock held by non-affiliates exceeded $700.0 million. Consequently, we will be a large accelerated filer and will therefore cease to be an emerging growth company effective December 31, 2024. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

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

The net proceeds from the IPO are held in cash, cash equivalents and short-term investments. As of June 30, 2024, we have used all $76.2 million of the net proceeds from our IPO for general corporate purposes, including to fund the research and development of bexicaserin, LP659 and other preclinical programs.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption / Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Dr. Randall Kaye, Executive Vice President and Chief Medical Officer	Adoption	May 12, 2024	X		50,000		November 30, 2024
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (File No. 001-40192) filed with the SEC on May 10, 2021).
3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40192) filed with the SEC on May 24, 2024).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q (File No. 001-40192) filed with the SEC on May 2, 2024).
4.1

Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-253329), filed with the SEC on March 8, 2021).

10.1+*	Longboard Pharmaceuticals, Inc. 2021 Equity Incentive Plan (as amended and restated May 23, 2024).
10.2+*	Non-Employee Director Compensation Policy.
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

Longboard Pharmaceuticals, Inc.

Date: August 1, 2024	By:	/s/ Kevin R. Lind
Kevin R. Lind
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2024	By:	/s/ Brandi L. Roberts
Brandi L. Roberts
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)