Form 10-Q
period 2024-09-30
Longboard Pharmaceuticals, Inc.
filed 2024-11-07
CIK 1832168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 5, 2024, the registrant had 39,045,703 shares of common stock, $0.0001 par value per share, outstanding, comprised of 34,436,203 shares of voting common stock, $0.0001 par value per share, and 4,609,500 shares of non-voting common stock, $0.0001 par value per share.

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

•
the pending transaction with H. Lundbeck A/S, announced on October 14, 2024;
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

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

An investment in shares of our common stock involves a high degree of risk. Below is a list of the more significant risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, are set forth under Part II, Item 1A, “Risk Factors” in this Quarterly Report. Some of the material risks associated with our business include the following:

•
We may not complete the pending transaction with Lundbeck within the timeframe we anticipate, or at all, which could have an adverse effect on our business, financial results, and/or operations;
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
•
Receiving FDA designations, including Breakthrough Therapy designation for bexicaserin for the treatment of seizures associated with developmental and epileptic encephalopathies (DEEs) and Rare Pediatric Disease and Orphan Drug designations for bexicaserin for the treatment of Dravet syndrome, may not lead to a faster development or regulatory review or approval processes, and does not mean bexicaserin will receive marketing approval for any particular indication or at all.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Longboard Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

	September 30,	December 31,
(in thousands, except share and per share data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$27,610	$14,331
Short-term investments	260,836	34,167
Prepaid expenses and other current assets	4,584	1,723
Total current assets	293,030	50,221
Right-of-use assets	3,731	472
Property and equipment	—	4
Other long-term assets	244	—
Total assets	$297,005	$50,697
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,132	$1,001
Accrued research and development expenses	10,896	4,556
Accrued compensation and related expenses	4,163	3,374
Accrued other expenses	1,894	368
Right-of-use liabilities, current portion	267	475
Total current liabilities	18,352	9,774
Right-of-use liabilities, net of current portion	3,467	—
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value; authorized shares - 10,000,000 at September 30, 2024 and December 31, 2023; issued and outstanding shares - none at September 30, 2024 and December 31, 2023	—	—
Voting common stock, $0.0001 par value; authorized shares - 300,000,000 at September 30, 2024 and December 31, 2023; issued and outstanding shares - 34,419,536 and 22,096,494 at September 30, 2024 and December 31, 2023, respectively	3	2
Non-voting common stock, $0.0001 par value; authorized shares - 10,000,000 at September 30, 2024 and December 31, 2023; issued and outstanding shares - 4,609,500 and 2,420,755 at September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	476,358	181,563
Accumulated other comprehensive income (loss)	700	(78)
Accumulated deficit	(201,875)	(140,564)
Total stockholders' equity	275,186	40,923
Total liabilities and stockholders' equity	$297,005	$50,697

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Operating expenses:
Research and development	$21,450	$10,488	$55,065	$31,554
General and administrative	6,674	3,094	16,812	9,632
Total operating expenses	28,124	13,582	71,877	41,186
Loss from operations	(28,124)	(13,582)	(71,877)	(41,186)
Interest income, net	3,655	662	10,693	1,838
Other expense	(71)	(14)	(127)	(41)
Net loss	$(24,540)	$(12,934)	$(61,311)	$(39,389)

Net loss per share, basic and diluted	$(0.63)	$(0.55)	$(1.63)	$(1.77)

Weighted-average shares outstanding, basic and diluted	38,957,524	23,487,457	37,724,402	22,299,998

Comprehensive loss:
Net loss	$(24,540)	$(12,934)	$(61,311)	$(39,389)
Unrealized gain on short-term investments	1,175	109	778	511
Comprehensive loss	$(23,365)	$(12,825)	$(60,533)	$(38,878)

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(61,311)	$(39,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,934	2,394
Depreciation	4	4
Accretion of premiums on investments, net	(7,332)	(575)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,985)	(185)
Accounts payable	131	(946)
Accrued research and development expenses	6,340	(516)
Accrued compensation and related expenses	789	(620)
Accrued other expenses	1,527	(5)
Operating right-of-use assets and lease liabilities, net	—	(2)
Net cash used in operating activities	(54,903)	(39,840)
Cash flows from investing activities:
Purchases of short-term investments	(415,959)	(53,056)
Maturities of short-term investments	197,400	78,850
Net cash provided by (used in) investing activities	(218,559)	25,794
Cash flows from financing activities:
Proceeds from issuance of common stock	301,350	28,960
Payments for offering costs	(15,029)	(2,001)
Proceeds from exercise of stock options	664	222
Net cash provided by financing activities	286,985	27,181
Net increase in cash, cash equivalents and restricted cash	13,523	13,135
Cash, cash equivalents and restricted cash at the beginning of the period	14,331	10,775
Cash, cash equivalents and restricted cash at the end of the period	$27,854	$23,910

The accompanying notes are an integral part of these financial statements.

Longboard Pharmaceuticals, Inc.

Notes to Unaudited Financial Statements

Note 1. Organization and Basis of Presentation

Description of Business

Longboard Pharmaceuticals, Inc. (the Company), formerly Arena Neuroscience, Inc., was incorporated in the state of Delaware on January 3, 2020, and is based in La Jolla, California. The Company was organized and initially wholly owned by Arena Pharmaceuticals, Inc. (Arena), until the closing of its Series A convertible preferred stock (Series A Preferred Stock) financing in October 2020. The Company is a clinical-stage biopharmaceutical company focused on developing novel, transformative medicines for neurological diseases. The Company’s most advanced product candidate, bexicaserin (LP352), is a serotonin receptor superagonist that is being developed for the treatment of seizures associated with developmental and epileptic encephalopathies (DEEs) and is currently in a global Phase 3 program, the DEEp Program. The FDA has granted the Company Breakthrough Therapy designation for bexicaserin for the treatment of seizures associated with DEEs for patients two years of age or older and Rare Pediatric Disease and Orphan Drug designations for bexicaserin for the treatment of Dravet syndrome.

Agreement and Plan of Merger

On October 14, 2024, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with H. Lundbeck A/S (Parent), Lundbeck LLC, an indirect wholly owned subsidiary of Parent (Payor), and Langkawi Corporation, a wholly owned subsidiary of Payor (Purchaser, and together with Parent and Payor, Lundbeck). Refer to Note 11, Subsequent Events, for more information.

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

Liquidity and Capital Resources

Since its inception, the Company has devoted substantially all of its resources to research and development (R&D) activities, organizing and staffing, business planning, raising capital, in-licensing intellectual property rights and establishing its intellectual property portfolio, and providing general and administrative (G&A) support for these operations, and has funded its operations primarily with the net proceeds from the issuance of equity. The Company has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $201.9 million and $140.6 million as of September 30, 2024 and December 31, 2023, respectively.

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

As of September 30, 2024, the Company had available cash, cash equivalents and short-term investments of $288.4 million and working capital of $274.7 million to fund future operations. Management believes that its capital resources as of September 30, 2024 will be sufficient to fund the Company’s operations for at least 12 months after the date these unaudited condensed financial statements are issued.

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

	September 30,	December 31,
(in thousands)	2024	2023
Cash and cash equivalents	$27,610	$14,331
Restricted cash included in other long-term assets	244	—
Total cash, cash equivalents and restricted cash presented in the condensed statements of cash flows	$27,854	$14,331

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

R&D Expenses

R&D expenses are expensed in the periods in which they are incurred. External expenses consist primarily of payments to contract research organizations, outside consultants and other third parties in connection with the Company’s research, preclinical and clinical activities, process development, manufacturing activities, regulatory and other services. Certain R&D external expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers or the estimate of the level of service that has been performed at each reporting date. R&D expenses amounted to $21.5 million, $55.1 million, $10.5 million and $31.6 million for the three and nine months ended September 30, 2024 and 2023, respectively.

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

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share as it would be anti-dilutive:

	Nine Months Ended September 30,
	2024	2023
Options to purchase common stock	6,114,166	3,888,920
Restricted stock awards, issued but unvested	201,370	—
Total	6,315,536	3,888,920

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

The following table summarizes the Company's financial instruments measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2024
Assets:
Money market funds	$24,408	$24,408	$—	$—

Commercial paper	$30,112	$—	$30,112	$—
Corporate debt securities	94,407	—	94,407	—
Government and agency securities	136,317	131,289	5,028	—
Total assets measured at fair value	$285,244	$155,697	$129,547	$—

As of December 31, 2023
Assets:
Money market funds	$11,196	$11,196	$—	$—

Commercial paper	$16,806	$—	$16,806	$—
Corporate debt securities	4,256	—	4,256	—
Government and agency securities	13,105	13,105	—	—
Total assets measured at fair value	$45,363	$24,301	$21,062	$—

Note 4. Short-Term Investments

The following table summarizes short-term investments:

	As of September 30, 2024
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$30,106	$17	$(11)	$30,112
Corporate debt securities	94,089	332	(14)	94,407
Government and agency securities	135,941	382	(6)	136,317
Total short-term investments	$260,136	$731	$(31)	$260,836

	As of December 31, 2023
		Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
Commercial paper	$16,813	$—	$(7)	$16,806
Corporate debt securities	4,277	—	(21)	4,256
Government and agency securities	13,155	2	(52)	13,105
Total short-term investments	$34,245	$2	$(80)	$34,167

The following table summarizes the maturities of the Company's short-term investments at September 30, 2024:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$241,737	$242,272
Due in one to two years	18,399	18,564
Total short-term investments	$260,136	$260,836

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous loss position, at September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Commercial paper	5	$16,809	$(11)	—	$—	$—	5	$16,809	$(11)
Corporate debt securities	4	13,860	(14)	—	—	—	4	13,860	(14)
Government and agency securities	1	5,028	(6)	—	—	—	1	5,028	(6)
	10	$35,697	$(31)	—	$—	$—	10	$35,697	$(31)

	As of December 31, 2023
	Less than 12 months			More than 12 months			Total
(in thousands)	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Commercial paper	8	$16,806	$(7)	—	$—	$—	8	$16,806	$(7)
Corporate debt securities	—	—	—	3	4,256	(21)	3	4,256	(21)
Government and agency securities	—	—	—	2	3,149	(52)	2	3,149	(52)
	8	$16,806	$(7)	5	$7,405	$(73)	13	$24,211	$(80)

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

Note 5. Accrued Other Expenses

Accrued other expenses consisted of the following:

	As of
(in thousands)	September 30, 2024	December 31, 2023
Accrued consulting fees	$685	$218
Accrued legal and accounting fees	934	40
Accrued travel expenses	133	43
Accrued taxes	30	40
Accrued computer related expenses	46	15
Accrued other	66	12
Total	$1,894	$368

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

Sales Agreement

In September 2022, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as sales agent (Cantor Fitzgerald), pursuant to which it may issue and sell its common stock from time to time through an “at the market offering” (ATM) program under the Sales Agreement. The Company has no obligation to sell any shares of common stock under the Sales Agreement and may at any time suspend sales under the Sales Agreement. Cantor Fitzgerald will be entitled to compensation in an amount of 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. In August 2023, the Company filed a prospectus supplement providing for the sale of up to $75.0 million of shares of common stock under the Sales Agreement. The Company sold 1,422,250 shares of its common stock for gross proceeds of $8.8 million during 2023. In March 2024, the Company filed a sales agreement prospectus providing for the sale of up to $150.0 million of shares of common stock under the Sales Agreement (exclusive of shares sold previously). As of September 30, 2024, no shares of common stock had been sold pursuant to the most recent sales agreement prospectus.

Amended and Restated Certificate of Incorporation

In March 2021, the Company amended and restated the Company’s certificate of incorporation to, among other things, increase the authorized shares of voting common stock, non-voting common stock and preferred stock to 300,000,000 shares, 10,000,000 shares and 10,000,000 shares, respectively.

Voting Common Stock and Non-Voting Common Stock

As of September 30, 2024, the Company had 34,419,536 shares of voting common stock outstanding and 4,609,500 shares of non-voting common stock outstanding. As of December 31, 2023, the Company had 22,096,494 shares of voting common stock outstanding and 2,420,755 shares of non-voting common stock outstanding.

Reconciliation of Changes in Stockholders’ Equity

The following tables document the changes in stockholders' equity for the three and nine months ended September 30, 2024 and 2023 (unaudited):

	Voting Common Stock		Non-Voting Common Stock
(in thousands, except shares)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2023	22,096,494	$2	2,420,755	$—	$181,563	$(78)	$(140,564)	$40,923
Issuance of common stock in follow-on public offering	11,500,000	1	—	—	241,499	—	—	241,500
Issuance of non-voting common stock in PIPE financing	—	—	2,850,000	—	59,850	—	—	59,850
Financing related fees	—	—	—	—	(15,088)	—	—	(15,088)
Stock-based compensation	—	—	—	—	1,749	—	—	1,749
Stock option exercises	10,996	—	—	—	48	—	—	48
Unrealized loss on short-term investments, net	—	—	—	—	—	(288)	—	(288)
Net loss	—	—	—	—	—	—	(14,986)	(14,986)
Balance at March 31, 2024	33,607,490	$3	5,270,755	$—	$469,621	$(366)	$(155,550)	$313,708
Financing related fees	—	—	—	—	(48)	—	—	(48)
Stock-based compensation	—	—	—	—	2,809	—	—	2,809
Stock option exercises	5,809	—	—	—	25	—	—	25
Unrealized loss on short-term investments, net	—	—	—	—	—	(109)	—	(109)
Net loss	—	—	—	—	—	—	(21,785)	(21,785)
Balance at June 30, 2024	33,613,299	$3	5,270,755	$—	$472,407	$(475)	$(177,335)	$294,600
Financing related fees	—	—	—	—	(16)	—	—	(16)
Conversion of non-voting common stock to voting common stock	661,255	—	(661,255)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,376	—	—	3,376
Stock option exercises	144,982	—	—	—	591	—	—	591
Unrealized gain on short-term investments, net	—	—	—	—	—	1,175	—	1,175
Net loss	—	—	—	—	—	—	(24,540)	(24,540)
Balance at September 30, 2024	34,419,536	$3	4,609,500	$—	$476,358	$700	$(201,875)	$275,186

	Voting Common Stock		Non-Voting Common Stock
(in thousands, except shares)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2022	13,585,950	$1	3,629,400	$—	$148,303	$(692)	$(86,142)	$61,470
Issuance of common stock in follow-on public offering	5,750,000	1	—	—	21,187	—	—	21,188
Conversion of non-voting common stock to voting common stock	1,208,645	—	(1,208,645)	—	—	—	—	—
Financing related fees	—	—	—	—	(37)	—	—	(37)
Stock-based compensation	—	—	—	—	697	—	—	697
Unrealized gain on short-term investments, net	—	—	—	—	—	271	—	271
Net loss	—	—	—	—	—	—	(11,456)	(11,456)
Balance at March 31, 2023	20,544,595	$2	2,420,755	$—	$170,150	$(421)	$(97,598)	$72,133
Financing related fees					(46)			(46)
Stock-based compensation	—	—	—	—	841	—	—	841
Exercise of stock options	10,014	—	—	—	48	—	—	48
Unrealized gain on short-term investments, net	—	—	—	—	—	131	—	131
Net loss	—	—	—	—	—	—	(14,999)	(14,999)
Balance at June 30, 2023	20,554,609	$2	2,420,755	$—	$170,993	$(290)	$(112,597)	$58,108
Issuance of common stock in at the market offering	822,250	—	—	—	5,960	—	—	5,960
Financing related fees	—	—	—	—	(229)	—	—	(229)
Stock-based compensation	—	—	—	—	856	—	—	856
Exercise of stock options	49,340				174	—	—	174
Unrealized gain on short-term investments, net	—	—	—	—	—	109	—	109
Net loss	—	—	—	—	—	—	(12,934)	(12,934)
Balance at September 30, 2023	21,426,199	$2	2,420,755	$—	$177,754	$(181)	$(125,531)	$52,044

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

As of September 30, 2024, the 2021 Plan authorizes and provides for the issuance of up to 7,490,192 shares of common stock, which consists of 6,114,166 shares of common stock subject to outstanding options, 201,370 shares of common stock subject to outstanding restricted stock units and 1,174,656 shares of common stock available for grant. The number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each calendar year, through January 1, 2031, in an amount equal to (i) 5% of the total number of shares of common stock outstanding on December 31 of the fiscal year before the date of each automatic increase (determined on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock), or (ii) a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2020 and 2021 Plans (or collectively, the Equity Plans) is ten years and, in general, the options issued under the Equity Plans vest over a one to four year period from the vesting commencement date.

Stock Award Grants under the Equity Plans

A summary of the Company’s stock option activity is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	3,856,819	$5.10	8.3	$5,678
Options granted	2,489,014	22.03
Options exercised	(161,787)	4.10
Options forfeited/cancelled	(69,880)	16.05
Balance at September 30, 2024	6,114,166	$11.89	8.3	$131,625

Vested and expected to vest at September 30, 2024	6,114,166	$11.89	8.3	$131,625
Options exercisable at September 30, 2024	2,479,725	$6.58	7.3	$66,341

Options exercisable at September 30, 2024 included 2,465,206 vested stock options and 14,519 stock options that are subject to an early exercise provision.

The following table presents the weighted-average assumptions used for the stock option grants for the three and nine months ended September 30, 2024 and 2023, along with the related grant date fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock price	$35.26	$6.00	$22.03	$4.64
Risk-free interest rate	3.76%	4.41%	4.17%	3.83%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	83.09%	78.27%	83.70%	77.60%
Expected life (years)	6.1	6.1	6.0	6.0
Estimated grant date fair value per share of award granted	$25.66	$4.25	$16.11	$3.22

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

A summary of the Company’s restricted stock unit (RSU) activity is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance at December 31, 2023	—	$—
RSUs granted	203,900	22.92
RSUs vested	—	—
RSUs forfeited/cancelled	(2,530)	19.32
Balance at September 30, 2024	201,370	$22.97

RSUs vest annually over four years from the grant date.

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$1,777	$388	$4,007	$1,130
General and administrative	1,599	468	3,927	1,264
Total	$3,376	$856	$7,934	$2,394

Total stock-based compensation expense for the three and nine months ended September 30, 2024 included $0.2 million and $0.5 million of expense related to the vesting of RSUs. There was no such expense for the three and nine months ended September 30, 2023. As of September 30, 2024, unrecognized stock-based compensation expense related to outstanding unvested stock option awards and outstanding unvested RSUs was $38.7 million and $4.2 million, respectively, which is expected to be recognized over a remaining weighted-average period of approximately 2.8 years and 3.5 years, respectively.

Employee Stock Purchase Plan

The Company's board of directors adopted the 2021 Employee Stock Purchase Plan (ESPP) in February 2021, the Company's stockholders approved the ESPP in March 2021 and it became effective on March 11, 2021. As of September 30, 2024, the ESPP authorizes the issuance of 942,817 shares of common stock under purchase rights granted to our employees. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, through January 1, 2031, by the lesser of (i) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year before the date of the automatic increase (determining on an as-converted to voting common stock basis, without regard to any limitations on the conversion of the non-voting common stock); and (ii) such number of shares of common stock that would cause the aggregate number of shares of common stock then reserved for issuance under the ESPP to equal 1,060,017 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be for a lesser amount of shares. The ESPP permits eligible employees, who elect to participate in an offering under the ESPP, to contribute up to 15% of their eligible earnings (as defined in the ESPP) towards the purchase of shares of common stock. Unless otherwise determined by the Company's board of directors, the price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the Company’s common stock on the commencement date of each offering period or the relevant purchase date, whichever is lower. There are certain service requirements for an employee to be eligible to participate in the ESPP, and no employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of common stock (as determined in accordance with the ESPP). Offering durations under the ESPP may not be longer than 27 months, and the Company may specify shorter purchase periods within each offering. The ESPP is considered a compensatory plan as defined by the authoritative guidance for stock-based compensation. As of September 30, 2024, the ESPP had not yet been implemented.

Note 9. Commitments and Contingencies

Leases

The Company has a lease agreement for office space located at 4275 Executive Square, Suite 950, La Jolla, California 92037 where it was occupying 11,266 square feet. The lease had an expiration date of December 31, 2024. Monthly rent payments for this space under the lease agreement are approximately $44,000.

In February 2024, the Company further amended its lease so that it would occupy all 15,960 square feet on the 9th floor of the building, effective October 1, 2024. The lease expiration was extended from December 31, 2024 to December 31, 2030. Commencing

October 1, 2024, monthly rent payments are approximately $62,000 per month and will increase by approximately 4.5% each year, starting in 2026. The Company has rent abatement for months 2 and 3 of the new lease amendment. A security deposit of approximately $244,000 is included in other long-term assets on the unaudited condensed balance sheet as of September 30, 2024.

For the three and nine months ended September 30, 2024 and 2023, the Company recorded approximately $152,000, $407,000, $103,000 and $309,000, respectively, in rent expense.

The below table provides supplemental cash flow information related to leases as follows (in thousands):

Nine Months Ended
September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$364
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,603

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

September 30, 2024
Operating leases
Right-of-use assets	$3,731

Right-of-use lease liabilities, current	267
Right-of-use lease liabilities, noncurrent	3,467
Total operating lease liabilities	$3,734

Weighted-average remaining lease term
Operating leases	6.0 years

Weighted-average discount rate
Operating leases	10.0%

Future minimum lease commitments are as follows as of September 30, 2024 (in thousands):

Operating Leases
Year Ending December 31,
2024	$150
2025	662
2026	785
2027	820
2028	856
Thereafter	1,829
Total lease payments	5,102
Less imputed interest	(1,368)
Total	$3,734

Contingencies

From time to time, the Company may become subject to claims or suits arising in the ordinary course of business. The Company will accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2024 and December 31, 2023, the Company is not a party to any litigation.

Note 10. Employment Benefits

Effective in June 2021, the Company established a 401(k) salary deferral plan for its employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company provides a safe harbor contribution of up to 4% of the employee's compensation, not to exceed eligible limits, and subject to employee participation. For the three and nine months ended September 30, 2024 and 2023, the Company incurred approximately $159,000, $510,000, $75,000 and $259,000, respectively, in expenses related to the safe harbor contribution.

Note 11. Subsequent Events

Merger Agreement

On October 14, 2024, the Company entered into the Merger Agreement with Lundbeck. Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Purchaser commenced a cash tender offer (the Offer) within 15 business days after the date of the Merger Agreement. The Offer consists of an offer to purchase all of the outstanding shares (Shares) of voting common stock and non-voting common stock of the Company at a price of $60 per share, in cash, without interest and subject to any applicable withholding of taxes. If Shares of voting common stock representing one Share of voting common stock more than 50% of:

(a)
the total number of shares of voting common stock outstanding at the time of the expiration of the Offer, plus
(b)
the total number of shares of voting common stock that the Company is required to issue upon conversion, settlement, exchange or exercise of all non-voting common stock, options, warrants, rights or other securities for which the holder has, by the time of the expiration of the Offer, elected to convert, settle, exchange or exercise or for which the conversion, settlement, exchange or exercise date has already occurred by the time of the expiration of the Offer (but without duplication)

are tendered, and subject to additional customary closing conditions, the Company will be merged with and into Payor (the Merger), with the Company surviving the Merger as a wholly owned subsidiary of Payor.

At the effective time of the Merger (Effective Time), each Share then outstanding (other than Shares (a) held by the Company (or in the Company’s treasury), Parent, Purchaser, any other direct or indirect wholly owned subsidiary of Parent, or by stockholders of the Company who have properly exercised and perfected their statutory rights of appraisal under Delaware law, or (b) irrevocably accepted for purchase in the Offer) will be converted into the right to receive the Offer Price (Merger Consideration), without interest and subject to any applicable withholding of taxes.

Each of the Company’s stock options (Options), to the extent unvested, that is outstanding as of immediately prior to the Effective Time will accelerate and become fully vested and exercisable effective immediately prior to, and contingent upon the occurrence of, the Effective Time. As of the Effective Time, each Option that is then outstanding and unexercised will be cancelled and converted into the right to receive cash, without interest, equal to the product of (a) the total number of Shares subject to such Option immediately prior to the Effective Time, multiplied by (b) the excess of the Merger Consideration over the exercise price payable per Share under such Option.

Generally, each restricted stock unit award (RSU) outstanding as of immediately prior to the Effective Time, whether vested or unvested, will be cancelled and converted into the right to receive an amount in cash, without interest, equal to the product of (a) the total number of Shares issuable in settlement of such RSU immediately prior to the Effective Time, multiplied by (b) the Merger Consideration.

The Merger Agreement includes representations, warranties and covenants of the parties customary for a transaction of this nature. From the date of the Merger Agreement until the earlier of the Effective Time and the termination of the Merger Agreement, the Company has agreed, subject to certain exceptions, to operate its business in the ordinary course consistent with past practice and has agreed to certain other operating covenants, as set forth more fully in the Merger Agreement.

The Company has also agreed to customary “no shop” restrictions on its ability to solicit discussions or negotiations with third parties regarding alternative acquisition proposals. Notwithstanding these restrictions, the Company may under certain circumstances provide, pursuant to an acceptable confidentiality agreement, information to and engage in or otherwise participate in discussions or negotiations with third parties with respect to an unsolicited bona fide alternative acquisition proposal that the board of directors of the Company has determined in good faith, after consultation with its financial advisors and outside legal counsel, constitutes or would reasonably be expected to lead to a superior acquisition proposal. The Merger Agreement also requires that the Company’s board of directors recommend that the stockholders of the Company accept the Offer and tender their Shares pursuant to the Offer (the

Company Board Recommendation) and not, among other things, (i) withdraw (or modify, change or qualify in a manner adverse to Parent or Purchaser), or publicly propose to withdraw (or modify, change or qualify in a manner adverse to Parent or Purchaser), the Company Board Recommendation, (ii) adopt, approve, recommend or declare advisable, or publicly propose to approve, recommend or declare advisable, any alternative acquisition proposal or (iii) (1) fail to recommend against acceptance of certain competing tender or exchange offers commenced by a third party or (2) fail to reaffirm the Company Board Recommendation upon request of Parent (any such action in (i), (ii) or (iii), a Company Adverse Change Recommendation). Notwithstanding these restrictions, the board of directors of the Company is permitted, subject to the terms and conditions set forth in the Merger Agreement, to make a Company Adverse Change Recommendation (or terminate the Merger Agreement to enter into a definitive agreement with respect to a superior acquisition proposal) to accept a superior acquisition proposal or in response to a Change in Circumstance (as defined in the Merger Agreement), subject in each case to certain matching rights in favor of Parent and payment of the termination fee described below.

The Merger Agreement includes a remedy of specific performance for the Company, Parent, Payor and Purchaser. The Merger Agreement also includes customary termination provisions for both the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including, among others, (i) termination by the Company to accept and enter into a definitive agreement with respect to an unsolicited superior acquisition proposal or (ii) termination by Parent due to a Company Adverse Change Recommendation, a failure to include the Company Board Recommendation in the Schedule 14D 9 or a failure to recommend against certain competing tender or exchange offers or acquisition proposals commenced by a third party, the Company will be required to pay to Parent a termination fee of an amount in cash equal to $86.1 million. Any such termination of the Merger Agreement by the Company is subject to certain conditions, including the Company’s compliance with certain procedures set forth in the Merger Agreement.

The Merger Agreement further provides that Parent will be required to pay the Company a reverse termination fee of $158.9 million in cash in the event the Merger Agreement is terminated under certain specified circumstances related to antitrust laws. Specifically, this reverse termination fee is payable by Parent to the Company if the Merger Agreement is terminated by Parent or the Company either (i) due to the existence of a permanent legal restraint on the consummation of the transactions contemplated by the Merger Agreement under antitrust laws or (ii) due to the Offer not being consummated by July 14, 2025 (or such later date as may be extended pursuant to the Merger Agreement) and certain conditions related to antitrust laws having not been satisfied.

RSU Grant

On October 25, 2024, the Company granted a total of 200,000 RSUs to employees. The RSUs will vest on the earlier of the one-year anniversary of the grant date or the date the employee is involuntarily terminated. At the Effective Time, the RSUs will convert into a right to receive a cash payment on the vesting date in an amount equal to the number of RSUs granted, multiplied by $60 per share.

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

We are currently focused on developing the following product candidates in our pipeline, both of which are licensed from Arena:

•
Bexicaserin (LP352) is an oral, centrally acting, 5-hydroxytryptamine 2C receptor subtype (5-HT2C) superagonist. In the first quarter of 2024, we announced topline data from a Phase 1b/2a clinical trial, the PACIFIC Study, evaluating participants ages 12 to 65 years old with a broad range of developmental and epileptic encephalopathies (DEEs), including Dravet syndrome (DS), Lennox-Gastaut syndrome (LGS), and other DEEs. The FDA has granted us Breakthrough Therapy designation for bexicaserin for the treatment of seizures associated with DEEs for patients two years of age or older and Rare Pediatric Disease and Orphan Drug designations for bexicaserin for the treatment of Dravet syndrome. In the third quarter of 2024, we announced the initiation of our global Phase 3 program for bexicaserin, the DEEp Program.
•
LP659 is a centrally acting, sphingosine-1-phosphate, or S1P, receptor subtypes 1 and 5 modulator. We initiated a Phase 1 single-ascending dose (SAD) clinical trial for LP659 in healthy volunteers in November 2023 and completed the study in June 2024. The FDA has placed the proposed Phase 1 multiple-ascending dose (MAD) study for LP659 on full clinical hold, and we are evaluating options for LP659 pending additional discussion with the FDA.

Since our inception, we have devoted substantially all of our resources to research and development activities, organizing and staffing our company, business planning, raising capital, in-licensing intellectual property rights and establishing our intellectual property portfolio, and providing general and administrative support for these operations. We have principally financed our operations to date through the private placement of convertible preferred stock and the completion of our initial public offering (IPO) of our common stock in March 2021. To date, we have raised gross proceeds of approximately $56.0 million from the issuance of our convertible preferred stock, $84.8 million from our IPO, $23.0 million and $241.5 million from our February 2023 and January 2024 follow-on public offerings, respectively, $59.9 million from our March 2024 private placement of non-voting common stock, and $8.8 million from our at-the-market offering. As of September 30, 2024, we had cash, cash equivalents and short-term investments of $288.4 million.

We have incurred net losses since our inception. Our net losses were $24.5 million, $61.3 million, $12.9 million and $39.4 million, respectively, for the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024, we had an accumulated deficit of $201.9 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. We expect that our expenses and operating losses will increase substantially as product candidates advance through preclinical studies and clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities, incur more significant commercialization expenses for marketing, sales, manufacturing and distribution leading up to and, if ever, after we obtain marketing approval for any of our product candidates, and incur additional costs associated with operating as a public company. We expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We base our estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

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

Agreement and Plan of Merger

On October 14, 2024, we entered into the Merger Agreement. See Note 11 to the condensed financial statements included in this report for additional information.

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

With the exception of our expenses in the third and fourth quarters of 2024 which include or are expected to include significant merger related expenses, we expect that our ongoing general and administrative expenses will increase modestly for the foreseeable future to support our increased research and development activities and increased costs of operating as a public company and in building our internal resources. These increased costs will include increased expenses related to audit and legal services associated with maintaining compliance with exchange listing and SEC requirements, prosecuting and maintaining our patent portfolio, and investor and public relations activities associated with operating as a public company.

Financial Operations Overview

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating expenses:
Research and development	$21,450	$10,488	$55,065	$31,554
General and administrative	6,674	3,094	16,812	9,632
Total operating expenses	28,124	13,582	71,877	41,186
Loss from operations	(28,124)	(13,582)	(71,877)	(41,186)
Interest income, net	3,655	662	10,693	1,838
Other expense	(71)	(14)	(127)	(41)
Net loss	$(24,540)	$(12,934)	$(61,311)	$(39,389)

Research and Development Expenses

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Direct costs:
Bexicaserin (LP352)	$12,399	$6,543	$30,805	$18,416
LP659	894	926	4,938	3,557
Preclinical programs and other early stage research	585	25	1,543	575
Indirect costs:
Personnel-related	6,790	2,648	15,801	7,885
All other	782	346	1,978	1,121
Total research and development expenses	$21,450	$10,488	$55,065	$31,554

Research and development expenses were $21.5 million for the three months ended September 30, 2024, an increase of $11.0 million, or 105%, compared to $10.5 million for the three months ended September 30, 2023. The net increase of $11.0 million is primarily related to increases of $5.9 million in clinical trial and preclinical expenses related to bexicaserin, $0.6 million in preclinical programs and other early stage research, $4.1 million in personnel-related expenses and $0.4 million in other miscellaneous research and development related expenses.

Research and development expenses were $55.1 million for the nine months ended September 30, 2024, an increase of $23.5 million, or 75%, compared to $31.6 million for the nine months ended September 30, 2023. The net increase of $23.5 million is primarily related to increases of $12.4 million in clinical trial and preclinical expenses related to bexicaserin, $1.4 million in clinical trial and preclinical expenses related to LP659, $1.0 million in preclinical programs and other early stage research, $7.9 million in personnel-related expenses and $0.8 million in other miscellaneous research and development related expenses.

General and Administrative Expenses

General and administrative expenses were $6.7 million for the three months ended September 30, 2024, an increase of $3.6 million, or 116%, compared to $3.1 million for the three months ended September 30, 2023. The net increase of $3.6 million is primarily related to increases of $2.1 million in personnel-related expenses, $1.2 million in consulting and professional fees (which includes $0.7 of merger related expenses), and $0.3 million of miscellaneous expenses.

General and administrative expenses were $16.8 million for the nine months ended September 30, 2024, an increase of $7.2 million, or 75%, compared to $9.6 million for the nine months ended September 30, 2023. The net increase of $7.2 million is primarily related to increases of $4.8 million in personnel-related expenses, $2.1 million in consulting and professional fees (which includes $0.7 million of merger related expenses) and $0.3 million of miscellaneous expenses.

Liquidity and Capital Resources

As of September 30, 2024, we had cash, cash equivalents and short-term investments of $288.4 million and working capital of $274.7 million to fund future operations. As of December 31, 2023, we had cash, cash equivalents and short-term investments of $48.5 million and working capital of $40.4 million to fund future operations.

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

Sales Agreement

In September 2022, we entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co., as sales agent (Cantor Fitzgerald), pursuant to which we may issue and sell our common stock from time to time through an “at the market offering” (ATM) program under the Sales Agreement. We have no obligation to sell any shares of common stock under the Sales Agreement and may at any time suspend sales under the Sales Agreement. Cantor Fitzgerald will be entitled to compensation in an amount of 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. In August 2023, we filed a prospectus supplement to offer up to $75.0 million of shares of common stock under the Sales Agreement. During 2023 we sold 1,422,250 shares of our common stock under the Sales Agreement for gross proceeds of $8.8 million. In March 2024, we filed a sales agreement prospectus to offer up to $150.0 million of shares of common stock under the Sales Agreement (exclusive of shares sold previously). As of September 30, 2024, we had not sold any shares of common stock pursuant to the most recent sales agreement prospectus.

During the pendency of the Merger, we are prohibited from selling shares pursuant to the Sales Agreement.

Material Cash Requirements

The following discussion assumes that the Merger with Lundbeck is not consummated and we continue to operate as an independent company. During the pendency of the Merger, we are prohibited from raising capital through equity or debt financing and are subject to other restrictions that generally prohibit transactions and operations outside the ordinary course.

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

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(54,903)	$(39,840)
Net cash provided by (used in) investing activities	(218,559)	25,794
Net cash provided by financing activities	286,985	27,181
Net increase in cash, cash equivalents and restricted cash	$13,523	$13,135

Operating Activities

Net cash used in operating activities was $54.9 million and $39.8 million for the nine months ended September 30, 2024 and 2023, respectively. Net cash used in operating activities for the nine months ended September 30, 2024 was primarily due to our net loss of $61.3 million and $7.3 million of accretion of premiums on investments, adjusted for $7.9 million of stock-based compensation expense and $5.8 million from changes in operating assets and liabilities. Net cash used in operating activities for the nine months ended September 30, 2023 was primarily due to our net loss of $39.4 million, adjusted for $2.4 million of stock-based compensation expense and $2.3 million from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $218.6 million for the nine months ended September 30, 2024 and net cash provided by investing activities was $25.8 million for the nine months ended September 30, 2023. Net cash used in investing activities for the nine months ended September 30, 2024 was related to $416.0 million of short-term investment purchases, which was offset by $197.4 million in short-term investment maturities. Net cash provided by investing activities for the nine months ended September 30, 2023 was related to $53.1 million of short-term investment purchases, which was offset by $78.9 million in short-term investment maturities.

Financing Activities

Net cash provided by financing activities was $287.0 million and $27.2 million for the nine months ended September 30, 2024 and 2023, respectively. Net cash provided by financing activities during the nine months ended September 30, 2024 was primarily comprised of net proceeds of $226.5 million from our January 2024 follow-on offering, $59.9 million from our March 2024 private placement and $0.7 million in stock option exercises. Net cash provided by financing activities during the nine months ended September 30, 2023 was primarily comprised of net proceeds of $21.2 million from our follow-on public offering and $5.8 million from our at-the-market offering.

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

As of September 30, 2024, a hypothetical 10.0 percent increase in our liability for accrued research and development expenses would have resulted in an increase to our net loss of approximately $1.1 million.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024, the end of the period covered by this Quarterly Report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Pending Acquisition by Lundbeck

We may not complete the pending transaction with Lundbeck within the timeframe we anticipate, or at all, which could have an adverse effect on our business, financial results, and/or operations.*

On October 14, 2024, the Company announced it entered into the Merger Agreement with Lundbeck, providing for the merger of the Company with Payor, with the Company surviving the Merger as a wholly owned subsidiary of Payor.

Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal restraints preventing or otherwise making illegal the consummation of the Merger, no material adverse effect with respect to the Company having occurred since the signing of the Merger Agreement, the expiration or termination of any waiting periods under the HSR Act applicable to the Merger, the obtainment of any clearance or affirmative approvals applicable to the Merger under the antitrust and foreign direct investment laws of other applicable jurisdictions, and the tender of sufficient shares of the Company’s voting common stock by stockholders. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of our Board of Directors or a termination of the Merger Agreement by us to enter into an agreement for a “Superior Proposal,” as defined in the Merger Agreement. As a result, we cannot assure you that the transaction with Lundbeck will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected timeframe.

If the transaction is not completed within the expected timeframe or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices of our common stock reflect a market assumption that the transaction will be completed. We could be required to pay Lundbeck a termination fee of $86.1 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, regulators, and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The pendency of the transaction with Lundbeck could adversely affect our business, financial results and/or operations.*

Our efforts to complete the transaction could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the transaction will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention or focus may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the transaction. A substantial amount of our management’s and certain employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, vendors, customers, regulators, and other business partners. For example, vendors, collaborators, and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.*

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course consistent with past practice in all material respects, and subjecting us to a variety of specified restrictions absent Lundbeck’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents, and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may, as a result, materially and adversely affect our business, results of operations and financial condition.

In certain instances, the Merger Agreement requires us to pay a termination fee to Lundbeck, which could require us to use available cash that would have otherwise been available for general corporate purposes.*

Under the terms of the Merger Agreement, we may be required to pay Lundbeck a termination fee of $86.1 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including, but not limited to, in connection with a change in the recommendation of our Board of Directors or a termination of the Merger Agreement by us to enter into an agreement for a “Superior Proposal,” as defined in the Merger Agreement. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Lundbeck.*

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay substantially all of these costs and expenses whether or not the transaction is completed.

There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

Litigation may arise in connection with the Merger, which could be costly and divert management’s attention and otherwise materially harm our business.*

Lawsuits may be filed challenging the disclosures contained in the proxy statement and/or challenging other aspects of the proposed Merger. Regardless of the outcome of any future litigation related to the proposed Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the proposed Merger may materially adversely affect our business, financial condition and operating results. If the acquisition is not consummated for any reason, litigation could be filed in connection with the failure to consummate the acquisition. Any litigation related to the proposed Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our partners, or otherwise materially harm our operations and financial performance.

Risks Related to Our Limited Operating History, Financial Position and Need For Additional Capital

We have a limited operating history, and we have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.*

We were incorporated in January 2020, and we have a limited operating history upon which you can evaluate our business and prospects. Our operations to date have been primarily focused on organizing and staffing our company, research and development activities, business planning, raising capital, in-licensing intellectual property rights and establishing our intellectual property portfolio, and providing general and administrative support for these operations. In the first quarter of 2024 we announced topline results from a Phase 1b/2a clinical trial for our most advanced product candidate, bexicaserin (LP352). In the third quarter of 2024 we announced the initiation of our global Phase 3 program for bexicaserin, the DEEp Program. We have also completed a Phase 1 SAD clinical trial in healthy volunteers for our next most advanced product candidate, LP659. The FDA has placed a full clinical hold on our proposed MAD study for LP659, and we are evaluating our options for LP659 pending additional discussion with the FDA. of the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry, including an ability to obtain regulatory approval of a product candidate, manufacture any product candidate at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In addition, we have limited experience completing clinical trials as a company. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred net losses since our inception in January 2020. For the three and nine months ended September 30, 2024 and 2023, we reported net losses of $24.5 million, $61.3 million, $12.9 million and $39.4 million, respectively. As of September 30, 2024, we had an accumulated deficit of $201.9 million.

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

As of September 30, 2024, our cash, cash equivalents and short-term investments were $288.4 million. In January 2024, we completed a public offering of common stock and received gross proceeds of $241.5 million before deducting underwriting discounts and commissions and offering expenses. In March 2024, we completed a private placement of non-voting common stock and received net proceeds of $59.8 million. We believe, based on our current operating plan, that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

Our most advanced product candidates, bexicaserin and LP659, are in the clinical testing phase of development. In the first quarter of 2024, we announced topline results from the PACIFIC Study, a Phase 1b/2a clinical trial for bexicaserin, and in the third quarter of 2024 we initiated our global Phase 3 DEEp Program for bexicaserin. We have also conducted a Phase 1 single-ascending dose (SAD) clinical trial for our next most advanced product candidate, LP659. The FDA has placed the proposed Phase 1 multiple-ascending dose (MAD) study for LP659 on full clinical hold, and we are evaluating options for LP659 pending additional discussion with the FDA. All of our other development efforts are in the earlier research stage and we will need to progress them through IND-enabling studies and submit INDs to the FDA or other comparable foreign regulatory agencies prior to initiating their clinical development.

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

In particular, while we announced positive topline results from the Phase 1b/2a PACIFIC Study for bexicaserin in the first quarter of 2024, we do not know how bexicaserin will perform in any current or future clinical trials, including our Phase 3 program. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and earlier clinical trials, and many product candidates fail in clinical trials despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, or after others, including regulatory authorities, disagreed with such companies’ views and interpretations of the data and results from earlier preclinical studies or clinical trials. As we investigate our product candidates, we may encounter difficulties that we have not yet encountered. For example, bexicaserin has to date been studied in a population of ages 12 to 65, and for our global Phase 3 program, we utilized PK modeling to determine appropriate dosing for participants ages 2 to 11. This work is ongoing and we may encounter unforeseen difficulties. Furthermore, we have conducted a Phase 1 SAD clinical trial for LP659 in healthy volunteers and we submitted safety data from the SAD study and other related information to the FDA, along with a proposed protocol for a MAD study, to seek to address a partial clinical hold on MAD or other repeat dose studies of LP659. The FDA placed a full clinical hold on the proposed MAD study for LP659. We are evaluating our options for LP659 pending additional discussion with the FDA. For these and other reasons, we may not initiate or complete planned or ongoing clinical studies for our current or future product candidates in the time or manner we desire, or at all.

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

Because we have multiple product candidates in our pipeline and are considering a variety of target indications, we may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.*

Because we have limited financial and managerial resources, we focus on specific product candidates, indications and development programs. We may also conduct several clinical trials for our product candidates in parallel over the next several years, which may make our decision as to which product candidates to focus on more difficult. For example, we are currently conducting a global Phase 3 program for bexicaserin, and we may conduct a Phase 1 MAD clinical trial for LP659 subject to discussions with the FDA to address a full clinical hold. In addition, we have earlier-stage research efforts ongoing. As a result, we may forgo or delay pursuit of opportunities with other product candidates or other indications that could have had greater commercial potential or likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. In addition, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. To demonstrate the safety of our clinical products, we may also be required to conduct extensive clinical trials and nonclinical studies, some of which have not been initiated or completed, and may not be completed for several years. For example, we believe that we will need to conduct additional nonclinical studies in juvenile animals, as well as develop a liquid formulation, to support the evaluation of bexicaserin in pediatric populations. We also expect that we will need to conduct additional toxicology, long-term carcinogenicity and other nonclinical studies to support the safety evaluation of bexicaserin and any of our product candidates intended to be administered for an extended period of time. There is no assurance our development or these studies will be successful. In addition, results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program. For example, we submitted an IND for LP659 in 2023 and conducted a Phase 1 SAD clinical trial for LP659 in healthy volunteers. The FDA placed a full clinical hold on MAD or other repeat dose studies, however, and we may not be able to obtain the FDA’s permission to proceed with repeat dose studies for LP659 in the manner we propose or at all.

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

We are subject to risks associated with conducting business internationally. Some of our suppliers are located outside of the United States, and we are conducting a global Phase 3 program for bexicaserin, which will involve additional vendors and clinical sites outside of the United States. Furthermore, our business strategy incorporates potential international expansion, including the potential hiring of employees or contractors to help manage aspects of the global Phase 3 program for bexicaserin. Similarly, we may explore opportunities with potential partners outside the United States. Doing business internationally involves a number of risks, including but not limited to:

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

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts if we are able to obtain marketing approval of any of our current or future product candidates, research and development activities, and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, we entered into the Sales Agreement with Cantor Fitzgerald, and in August 2023 we filed a prospectus supplement providing for the issuance and sale, from time to time, of shares of common stock having an aggregate offering price of up to $75.0 million through Cantor Fitzgerald acting as the sales agent. We sold 1,422,250 shares of common stock under the Sales Agreement for gross proceeds of $8.8 million in 2023. In March 2024 we filed a sales agreement prospectus to offer up to $150.0 million of shares of common stock under the Sales Agreement (exclusive of shares previously sold), and we had not sold any shares under the most recent sales agreement prospectus as of September 30, 2024. In January 2024, we completed an underwritten public offering of common stock in which we sold 11,500,000 shares of common stock for gross proceeds of $241.5 million before deducting underwriting discounts and commissions and offering expenses. In March 2024, we completed a private placement of 2,850,000 shares of non-voting common stock for gross proceeds of $59.9 million. If we sell additional common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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
2.1†

Agreement and Plan of Merger, dated as of October 14, 2024, by and among Longboard Pharmaceuticals, Inc., H. Lundbeck A/S, Langkawi Corporation and Lundbeck LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 15, 2024).

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

†	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Longboard Pharmaceuticals, Inc.

Date: November 7, 2024	By:	/s/ Kevin R. Lind
Kevin R. Lind
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Brandi L. Roberts
Brandi L. Roberts
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)